Form 10QSB
period 1996-04-30
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1996-06-14
CIK 873753

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     Form 10-QSB

     (Mark One)
               [ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended    April 30, 1996
                                                    ------------------------

               [  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT
              For the transition period from _______________ to _______________
                      Commission file number:          1-11032
                                             ----------------------------------

                        PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                        -------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)

                  Nevada                                         71-0644350
     --------------------------------           --------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification Number)

                   633 Lawrence Street, Batesville, Arkansas  72501
                   ------------------------------------------------
                       (Address of Principal Executive Offices)
                                    (501) 698-2300
                             (Issuer's telephone number)

                 ----------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

              Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.  Yes __X__      No _____

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PRECEDING FIVE YEARS

              Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
     Yes  _______     No ________.

                         APPLICABLE ONLY TO CORPORATE ISSUERS

              State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1996:______14,100,000_____

                                                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                                                          CONSOLIDATED BALANCE SHEET

                                                             APRIL 30           OCTOBER 31
                                                               1996                1995
                                                            (unaudited)
                                                           ------------         ----------
       ASSETS
       Current Assets:
       Cash and Cash Equivalents                            $   866,860         $  898,641
       Accounts Receivable:
         Trade - net of allowance for doubtful
         accounts of $40,500                                  1,771,657          1,344,804
         Affiliates                                              99,269            150,160
       Inventory                                              2,285,271          2,379,984
       Deferred Income Taxes                                    175,000            175,000
       Income Tax Receivable                                        ---                ---

       Other Current Assets                                     278,930            493,106
                                                             ----------         ----------
         Total Current Assets                                 5,476,987          5,441,695

       Property and Equipment - Net                           2,020,051          1,513,264
       Other Assets - net of accumulated amortization           112,493            131,460
       Investments - at equity (Note 1)                         539,355            622,786
                                                            -----------        -----------
         Total Assets                                       $ 8,148,886        $ 7,709,205
                                                            ===========        ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
       Notes Payable                                        $   871,145        $   932,984
       Accounts Payable - Trade                               1,169,592          1,199,487
       Other Accrued Liabilities                                953,835            915,128

       Long-term debt - current portion                         294,548            343,048
                                                            -----------        -----------
         Total Current Liabilities                            3,289,120          3,390,647

       Long-Term Debt - net of current portion                  896,030            526,511
                                                            -----------        -----------
         Total Liabilities                                    4,185,150          3,917,158
                                                            -----------         ----------

       Stockholders' Equity:
         Common Stock $0.01 par value:  30,000,000
         shares authorized: 14,100,000 shares and 14,000,000
         issued and outstanding in
         1995 and 1994, respectively                            141,000            141,000
       Additional Paid-in Capital                               251,167            238,667
       Retained Earnings                                      3,582,845          3,423,656






                                                             APRIL 30           OCTOBER 31
                                                               1996                1995
                                                            (unaudited)
                                                           ------------         ----------
       Equity Adjustment from Foreign
         Currency Translation                               (    11,276)        (   11,276)
                                                           ------------         ----------
       Total Stockholders' Equity                             3,963,736          3,792,047
                                                            -----------         ----------
         Total Liabilities and Stocholders' Equity          $ 8,148,886        $ 7,709,205
                                                            ===========        ===========

                                                    See Notes to the Financial Statements

                                                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 (unaudited)

                                          For The Three and Six Month Periods Ended April 30, 1996 and 1995

                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      APRIL 30                               APRIL 30
                                             ---------------------------           ----------------------------

                                              1996                1995               1996                1995
                                              ----                ----               ----                ----



       Sales                              $ 5,583,991         $ 6,095,592       $ 11,182,067        $ 12,709,296

       Cost of Goods Sold                   2,227,070           2,303,127          4,566,250           5,247,756
                                          -----------          ----------        -----------        ------------

       Gross Profit                         3,356,921           3,792,465          6,615,817           7,461,540

       Operating Expenses                   3,111,742           3,416,642          6,127,832           6,908,218
                                          -----------         -----------       ------------        ------------

       Income
         from Operations                      245,179             375,823            487,985             553,322

       Other Income (Expenses)            (    97,683)        (   217,479)       (   231,394)        (   346,630)
                                          -----------         -----------        -----------         -----------

       Net Income
         Before Taxes                         147,496             158,344            256,591             206,692

       Provision for
         Income Taxes                       (  55,990)         (   60,107)       (    97,402)         (   78,461)
                                           ----------         -----------        -----------         -----------

       Net Income                         $    91,506         $    98,237        $   159,189         $   128,231
                                          ===========         ===========        ===========         ===========

       Net Income per Share               $       .01         $       .01        $       .01         $       .01
                                          ==========         ===========        ===========         ===========

       Weighted average number
         of shares outstanding             14,476,298          14,988,313         14,476,298          14,988,313
                                           ==========          ==========         ==========          ==========


                                                    See Notes to the Financial Statements

                                                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                 (unaudited)

                                           For The Six Month Periods Ended April 30, 1996 and 1995

       Cash Flows from Operating Activities                      1996                     1995
                                                                 ----                     ----
       Net Income                                               $  159,189                $  128,231
         Adjustments to reconcile net income
         to net cash from operations:
         Depreciation and amortization                             174,696                   160,938
         Deferred compensation expense                              12,500                    12,500
       Decrease (increase) in:
         Accounts Receivable:
           Trade - Net                                          (  426,853)               (  271,054)

           Due from Affiliate                                       50,891                (  146,304)
         Inventory                                                  94,713                (   54,053)
         Income Taxes Receivable                                       ---                       ---
         Other Current Assets                                      214,176                    53,661
       Increase (decrease) in:
         Accounts Payable - Trade                                (  29,895)               (  461,791)
         Other Accrued Liabilities                                  38,707                    94,135
                                                                 ---------                ----------
         Net Cash Provided by Operations                           288,124                (  483,737)
                                                                 ---------                ----------
       Cash Flows from Investing Activities:
       Decrease (increase) in Other Assets*                           (650)               (      110)
       Purchase of Property and Equipment                       (  661,866)               (  196,025)
       Investment in Joint Ventures                                 83,431                (   93,510)
                                                                ----------                ----------
         Net Cash (used) for Investing Activities               (  579,085)               (  289,645)
                                                                ----------                ----------

       Cash Flows from Financing Activities:
       Increase (Decrease) in Notes Payable                     (  110,339)                  201,048
       Issuance of long-term debt                                  453,592                   135,930
       Payment of long-term debt                                (   84,073)               (   86,487)
         Net Cash (used) for Financing Activities                  259,180                (  250,491)
                                                                ----------                ----------
       Effect of Exchange Rate Changes on Cash                         ---                       ---
                                                                ----------                 ---------
       Increase (decrease) in Cash                              (   31,781)               (  522,891)
       Cash and Cash Equivalents -                                 898,641                 1,243,693
         Beginning of Period                                    ----------                ----------
         End of period                                          $  866,860                $  720,802
                                                                ==========                ==========
       Supplemental Schedule of
       Non-Cash Investing & Financing Activities

     *During December 1993, the Company issued 100,000 shares of stock in exchange for trade secrets relating to marketing and developing dental products valued at $225,000.

                        PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three And Six Month Periods Ended April 30, 1996 and 1995

     Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Nature of Organization:

                 Professional Dental Technologies, Inc. (the "Company") is engaged in the business of designing, manufacturing, and marketing innovative products and services for dental professionals for the diagnosis, treatment, and prevention of periodontal and other dental diseases in the general dental practice. The Company extends credit to its customers in the normal course of business. Customers of the Company are dentists located throughout the world with the primary customer base in the United States.

             Principles of Consolidation:

                 The consolidated financial statements include the results of operations, account balances and changes in cash flows of the Company and its wholly owned subsidiaries: Professional Dental Hygienists, Inc., Professional Dental Therapeutics, Inc., Pro-Dentec FSC, Inc., PDT Image, Inc., PDT Byte, Inc. (formerly PDT Computer Associates, Inc.), PDT Production Company, and PDP, Inc. All significant intercompany accounts and transactions have been eliminated.

             Cash Equivalents:

                 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and time deposits with an original maturity of three months or less, in addition to all checking, savings and money market accounts, to be cash equivalents.

             Inventory:

                 Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

             Property and Equipment:

                 Property and  equipment is  stated at  cost.   Depreciation  is
                 calculated using straight-line and accelerated methods and is expensed based on the estimated useful lives of the assets.

                 Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

                        PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three And Six Month Periods Ended April 30, 1996 and 1995


     Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Investments in and Advances to Affiliates:

                 The equity method of accounting is used to account for investments made when the Company has the ability to exercise significant influence over the operating and financial polices of an investee, generally involving a 20% to 50% interest in those investees.

                 Under the equity  method, original investments are  recorded at
                 cost   adjusted  for  the   Company's  share  of  undistributed
                 earnings or losses of the investee.

             Accrued Warranty Costs:

                 Accrued warranty costs consist of the estimated replacement cost of product returned to the Company pursuant to the terms of their product warranties and is computed based upon historical information.


             Net Income Per Share:

                 Net income per share was computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of options which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options assuming this acquisition was based on the average market price per share.

             Revenue Recognition:

                 Revenue is recognized at the time that ownership transfers to the customer, principally at the time of shipment.

             Income Taxes:

                 In 1994, the Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The Company previously utilized the provisions of Accounting Principle Board Opinion No. 11.

                        PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three And Six Month Periods Ended April 30, 1996 and 1995


     Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Income Taxes (continued):

                 Under SFAS 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

             Foreign Currency Translation:

                 The functional currency of Pro-Dentec Canada, a U.S. partnership, accounted for under the equity method, is the Canadian dollar. The adjustment resulting from the trans-lation of the Canadian financial statement is reflected as a separate component of stockholders' equity.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

     FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1996 AND 1995

     RESULTS OF OPERATIONS. For the period ended April 30, 1995 net sales were $11.2 million, as compared with $12.7 million during the same period in 1995. This decrease is primarily attributable to the decrease in sales of the Prism(Trademark) intra-oral camera. This decrease is a direct result from the decision of management to no longer sell the unit based purely on price. Severe price competition in the camera market has resulted in sales of fewer units by the Company. In 1995, although many units were sold almost all were sold at little or no profit to the Company.

             The  Company's total  sales revenues  during the  six  months ended
     April 30, 1996 and 1995 have been substantially attributable to sales of the Rota-Dent(Registered Trademark) and accessories. During the first six months of 1996 revenue from such sales, including foreign sales of $283,000, amounted to $8.2 million as compared with $9.0 million for the same period in 1995 during which there were $332,000 in foreign sales. Other significant sources of revenue included the Company's sales of Victor(Trademark) and Prism(Trademark) and other computer based products amounted to $1.1 million for the first half of 1996. Sales of these systems amounted to $2.1 million in the six month period ended April 30, 1995. Revenue received during the first half from the sale of fluoride products and Sensor Sc/RP(Trademark) totaled $1.4 million in 1996. Sales of these products were $1.5 million in 1995.

             The cost of goods sold for the six months ended April 30, 1996 was $4.6 million, including $305,000 of costs related to commercial printing projects for third party consumers which were insignificant in the prior year, as compared with $5.2 million for the same period ended April 30, 1995, primarily due to the decrease in overall sales and the changes in product mix as noted above.

             Operating expenses decreased  to $6.1 million during  the first six months of  1996, as  compared with $6.9  million during  the first half  of
     1995. This decrease is principally due to a significant effort by management to reduce expenditures in all areas of the Company. Since May of 1994 the Company has more than doubled the size of its field sales force. Due to this rapid expansion of the field sales force and the considerable investment required to make new outside sales representatives profitable, selling expenses have been and continue to be the most scrutinized of the operating expenses.

             Other income and expenses netted an expense of $231,000 for the first six months of 1996 compared with a net expense of $347,000 for the same period in 1995. The decrease in net expense is due to improvement in the performance of the joint ventures, in which the Company holds an equity position, during the first half of 1996.

             Net income for the six month period ended April 30, 1996 was $159,000 which represents a small increase over the net income of $128,000 during the same period of 1995. This increase is due to the combination of the factors previously noted.

             CAPITAL RESOURCES AND LIQUIDITY. On April 30, 1996 the Company's total assets were $8.1 million, as compared with $7.7 million at October 31, 1995. Total liabilities were $4.2 million, an increase of $268,000 over the year end. Stockholders' equity increased to $4.0 million, primarily as a result of earnings.

             During the period ended April 30, 1996 and 1995 net cash provided from operations of $288,000 and $(484,000), respectively, was used in combination with loan proceeds to reduce notes payable by $110,000 in 1996, increase capital items, including vehicle, computer and manufacturing equipment by $662,000 and $196,000, respectively, and repay long-term debt by $84,000 and $86,000 respectively.



     FOR THE THREE MONTH PERIODS ENDED APRIL 30 1996 AND 1995

     RESULTS OF OPERATIONS. For the three month period ended April 30, 1996 net sales were $5.6 million as compared with $6.1 million the comparable period in 1995. This decrease can be attributed to the decrease in sales of the Prism(Trademark) intra-oral camera, as previously stated in the year-to-date discussion, and a decrease in Rota-Dent sales.

             The Company's  total sales  revenues during the  three month period ended April 30, 1996 and 1995 have been principally attributable to sales of the Rota-Dent(Registered Trademark). During the second quarter of 1996 revenue from such sales, including accessory and foreign sales amounted to $4.2 million as compared with $4.5 million for the same period in 1995. The decrease is largely attributable to a reduction in domestic sales during the quarter. Other significant sources of revenue included the Company's sales of technology based computer products, including the Prism, that amounted to $631,000 for the second quarter of 1996. Sales of these systems amounted to $700,000 in the three month period ended April 30, 1995. Revenue received during the period from the sale of fluoride products and Sensor Sc/RP(Trademark) totaled $770,000 in 1996. Sales of these products were $692,000 in 1995.

             The cost of goods sold for the second quarter ended April 30, 1996 decreased to $2.2 million including $127,000 of costs related to commercial printing projects for third party consumers which were insignificant in the prior year, from $2.3 million for the same period in 1995, primarily due to changes in the product mix as noted above, and the decrease in overall sales.

             Operating expenses decreased to $3.1 million during the three month period ended April 30, 1996 from $3.4 million during the same period of 1995. This decrease is principally due to a significant effort by management to reduce expenditures in all areas of the Company. Due to the rapid expansion of the field sales force and the considerable investment required to make new outside sales representatives profitable, selling expenses have been and continue to be the most scrutinized of the operating expenses.

             Other income and expenses netted an expense of $98,000 for the second quarter of 1996 compared with a net expense of $218,000 for the same period in 1995. The decrease in net expense is due to improvement in the performance of the joint ventures, in which the Company holds an equity position.

             Net income for the three month period ended April 30, 1996 was $92,000 which represents a small decrease from net income of $98,000 during the same period of 1995. This results from decreases in cost of goods sold, operating expenses and enhanced performance in the joint ventures, as previously noted.

             CAPITAL RESOURCES AND LIQUIDITY. On April 30, 1996 the Company's total assets were $8.1 million, as compared with $7.7 million at October 31, 1995. Total liabilities were $4.2 million, an increase of $268,000 from the same period in 1995. Stockholders' equity was $4.0 million, a slight increase over October 31, 1995, primarily as a result of earnings.

             During the period ended April 30, 1996 and 1995 net cash provided from operations of $288,000 and $(484,000), respectively, was used in combination with loan proceeds to reduce notes payable by $110,000, increase capital items, including vehicle, computer and manufacturing equipment by $662,000 and $196,000, respectively, and repay long-term debt by $84,000 and $86,000 respectively.

             The Company's existing line of credit with First Commercial Bank of
     Little Rock, Arkansas has been extended through June 30, 1996. The Company has agreed on, and NBD Bank, Detroit, Michigan, has approved, a $3.0 million asset based line of credit. Final terms governing the credit line are currently being negotiated, and documents are expected to be signed before the end of June, 1996. The new credit line will be secured by receivables, inventory and equipment. Citizens Bank of Batesville will continue to be the Company's source of financing for real estate and equipment as needed.

             The Company has established reserves for potential warranty claims on its primary products, and such claims have historically been within management's expectation.

             The Company defines liquidity as the ability of the Company to generate adequate amount of cash to meet the Company's needs. The Company has historically relied on cash provided from operations to meet a majority of its financial needs.

                             PART II - OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

             The lawsuit filed against the Company by Dr. Thomas E. Dudney in the Circuit Court of Shelby County, Alabama on August 5, 1995 has been settled. The Complaint was originally seeking compensatory damages in the amount of $400,000. The settlement reached involved the return of the equipment to the Company in exchange for a cash payment to the Doctor not to exceed $10,000. The settlement was finalized in March 1996.

             As previously reported, on June 26, 1995, PDT Image, Inc., (a wholly owned subsidiary of Professional Dental Technologies, Inc.) filed its Petition for Declaratory Decree and Restraining Order against Source-1 Dental Image, Inc., et al, its partner in a partnership known as Pro-Dentec Canada. The Company was granted a Temporary Restraining Order by the Court, and later it amended its claim to include damages for fraud, breach of fiduciary duty and unjust enrichment. In July 1995, Source-1 Dental Image, Inc., filed its response and a Petition to dissolve the partnership. The lawsuit is in the discovery stages and it is anticipated that a trial based on the merits of the case will be held sometime this year. The Company intends to vigorously prosecute this action and has recently amended its complaint to include malicious interference with business relations and breach of contract against Source-1 Dental Image and its owners Dr. David Gane and Mr. Wayne Rees. Regardless of the outcome, the Company will continue distributing its products in Canada.

             The Company knows of no other material litigation involving the Company or any officer or director of the Company.

     ITEM 2.  CHANGES IN SECURITIES


             "NONE"


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


             "NONE"


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On March 29, 1996, the Company held its annual meeting and the election of the Company's full Board of Directors was put to a vote of security holders with the following results:

             Number of shares voting:                   12,326,570
                                                      FOR           ABSTAIN
       J. Robert Lemon                            12,311,870        14,700
       William T. Evans                           12,311,870        14,700
       Robert E. Christian                        12,311,870        14,700
       Timothy A. Nolan                           12,311,870        14,700
       J. Philip Boesel                           12,311,570        15,000
       Michael S. Black                           12,311,570        15,000



     ITEM 5.  OTHER INFORMATION

             Mr. J. Robert Lemon has resigned from the position of corporate President effective February 1, 1996. Mr. Lemon has agreed to serve as a consultant to the Company and remain on the Board of Directors.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

	       Exhibit No.		Description
	       -----------		-----------

		27			Financial Data Schedule

	  (b)  Reports on Form 8-K


	            On April 24, 1996, the Company filed with the Securities and
	      Exchange Commission a Current Report on Form 8-K dated April 1, 1996, with respect to the information reported in Item 5 above.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PROFESSIONAL DENTAL
                                                TECHNOLOGIES, INC.
                                       -------------------------------------
                                                   (Registrant)



	June 6, 1996			  /s/ William T. Evans
     ---------------------             -------------------------------------
             Date                               William T. Evans
                                                President



	June 6, 1996			  /s/ N.E. Deskin
     ---------------------             -------------------------------------
             Date                               N.E. Deskin
                                                VP Administration