Form 10QSB
period 1996-07-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1996-09-13
CIK 873753

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     Form 10-QSB

     (Mark One)
               [ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended  _____July 31, 1996_____

               [  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT
           For the transition period from ______________ to _______________
                  Commission file number:    ____________1-11032____________

                        PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                        --------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)

                  Nevada                               71-0644350
     -------------------------------             -----------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification Number)

                   633 Lawrence Street, Batesville, Arkansas  72501
                   ------------------------------------------------
                       (Address of Principal Executive Offices)
                                    (501) 698-2300
                                    -------------
                             (Issuer's telephone number)

        ----------------------------------------------------------------------
                     (Former name, former address and former fiscal
                         year, if changed since last report)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.  Yes ___X___    No _______

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PRECEDING FIVE YEARS

           Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
     Yes _______     No _______.

                         APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 1996: 14,100,000

                                                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                                                          CONSOLIDATED BALANCE SHEET

                                                                              JULY 31             OCTOBER 31
                                                                                1996                 1995
                                                                            (unaudited)
                                                                            -----------           -----------

       ASSETS
       Current Assets:
       Cash and Cash Equivalents                                             $   753,734         $   898,641
       Accounts Receivable:
         Trade - net of allowance for doubtful accounts of $40,500             1,843,443           1,344,804
         Affiliates                                                               99,466             150,160
       Inventory                                                               2,125,887           2,379,984
       Deferred Income Taxes                                                     175,000             175,000
       Income Tax Receivable                                                         ---                 ---
       Other Current Assets                                                      302,409             493,106
                                                                             -----------         -----------
         Total Current Assets                                                  5,299,939           5,441,695

       Property and Equipment - Net                                            1,990,059           1,513,264
       Other Assets - net of accumulated amortization                            102,184             131,460
       Investments - at equity (Note 1)                                          459,584             622,786
                                                                             -----------         -----------
           Total Assets                                                      $ 7,851,766         $ 7,709,205
                                                                             -----------         -----------


       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
       Notes Payable                                                         $   779,995         $   932,984
       Accounts Payable - Trade                                                  731,057           1,199,487
       Other Accrued Liabilities                                               1,199,222             915,128
       Long-term debt - current portion                                          294,548             343,048
                                                                             -----------         -----------
            Total Current Liabilities                                          3,004,822           3,390,647

       Long-Term Debt - net of current portion                                   867,277             526,511
                                                                             -----------         -----------
            Total Liabilities                                                  3,872,099           3,917,158
                                                                             -----------         -----------

       Stockholders' Equity:
         Common Stock $0.01 par value: 30,000,000
         shares authorized: 14,100,000 shares and 14,000,000
         issued and outstanding in
         1995 and 1994, respectively                                             141,000             141,000
       Additional Paid-in Capital                                                257,416             238,667
       Retained Earnings                                                       3,592,527           3,423,656
       Equity Adjustment from Foreign Currency Translation                    (   11,276)         (   11,276)
                                                                             -----------         -----------
       Total Stockholders' Equity                                              3,979,667           3,792,047
                                                                             -----------         -----------
            Total Liabilities and Stockholders' Equity                       $ 7,851,766         $ 7,709,205
                                                                             -----------         -----------

                                                    See Notes to the Financial Statements



                                                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                                                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 (unaudited)

                                      For The Three And Nine Month Periods Ended July 31, 1996 and 1995


                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  JULY 31                                   JULY 31
                                     --------------------------------         ----------------------------------

                                        1996                   1995               1996                   1995


       Sales                         $  5,212,365         $  5,502,207         $ 16,394,432         $ 18,211,504

       Cost of Goods Sold               2,084,072            2,029,527            6,650,322            7,277,283
                                     ------------         ------------         ------------         ------------

       Gross Profit                     3,128,293            3,472,680            9,744,110           10,934,221

       Operating Expenses               2,970,878            3,154,557            9,098,709           10,062,776
                                     ------------         ------------         ------------         ------------

       Income
         from Operations                  157,415              318,123              645,401              871,445

       Other Income (Expenses)       (    146,626)        (    191,575)        (    378,020)        (    538,205)
                                     ------------         ------------         ------------         ------------

       Net Income
         before Taxes                      10,789              126,548              267,381              333,240

       Provision for                 (      1,108)        (     48,038)        (     98,510)        (    126,498)
         Income Taxes                ------------         ------------         ------------         ------------

       Net Income                    $      9,681         $     78,510         $    168,871         $    206,742
                                     ------------         ------------         ------------         ------------

       Net Income per Share          $        .00         $        .01         $        .01         $        .01
                                     ------------         ------------         ------------         ------------

       Weighted average
         number of shares
         outstanding                  14,476,298           14,988,313           14,476,298           14,988,313
                                      ----------           ----------           ----------           ----------






                                                    See Notes to the Financial Statements

                              PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                               CONSOLIDATED STATEMENT OF CASH FLOW
                                             (unaudited)

                        For the Nine Month Periods Ended July 31, 1996 and 1995

       Cash Flows from Operating Activities                        1996                   1995
                                                                   ----                   ----
       Net Income                                               $   168,871            $   206,742
         Adjustments to reconcile net income
         to net cash from operations:
         Depreciation and amortization                              255,578                246,767
         Deferred compensation expense                               18,750                 18,750
       Decrease (increase) in:
         Accounts Receivable:
           Trade - Net                                           (  498,639)            (  150,019)
           Due from Affiliate                                        50,694             (   60,332)
         Inventory                                                  254,097             (   12,497)
         Income Taxes Receivable                                      ---                    ---
         Other Current Assets                                       190,697                 98,887
       Increase (decrease) in:
         Accounts Payable - Trade                                (  468,430)            (  590,124)
         Other Accrued Liabilities                                  284,094                103,693
                                                                -----------            -----------

         Net Cash Provided by Operations                            255,712             (  138,133)
                                                                -----------            -----------
       Cash Flows from Investing Activities:
       Decrease (increase) in Other Assets*                      (      151)            (      110)
       Purchase of Property and Equipment                        (  702,947)            (  212,133)
       Investment in Joint Ventures                                 163,202             (  201,444)
                                                                -----------            -----------
         Net Cash (used) for Investing Activities                (  539,896)            (  413,687)
                                                                -----------            -----------
       Cash Flows from Financing Activities:
       Increase (Decrease) in Notes Payable                      (  201,489)               155,857
       Issuance of long-term debt                                   478,155                159,447
       Payment of long-term debt                                 (  137,389)            (  184,311)
                                                                -----------            -----------
         Net Cash (used) for Financing Activities                   139,277                130,993
                                                                -----------            -----------
       Effect of Exchange Rate
         Changes on Cash                                              ---                    ---
                                                                -----------            -----------
       Increase (decrease) in Cash                               (  144,907)            (  420,827)
       Cash and Cash Equivalents -
         Beginning of Period                                        898,641              1,243,693
                                                                -----------            -----------
         End of Period                                          $   753,734            $   822,866
                                                                ===========            ===========

       Supplemental Schedule of
       Non-Cash Investing & Financing Activities

     *During December, 1993 the Company issued 100,000 shares of stock in exchange for trade secrets relating to marketing and developing dental products valued at $225,000.

                        PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three And Nine Month Periods Ended July 31, 1996 and 1995

     Note 1:   Summary of Significant Accounting Policies

               Nature of Organization:

                   Professional Dental Technologies, Inc. (the Company) is engaged in the business of designing, manufacturing, and marketing innovative products and services for dental professionals for the diagnosis, treatment, and prevention of periodontal and other dental diseases in the general dental practice. The company extends credit to its customers in the normal course of business. Customers of the Company are dentists located throughout the world with the primary customer base in the United States.

               Principles of Consolidation:

                   The consolidated financial statements include the results of operations, account balances and changes in cash flows of the Company and its wholly-owned subsidiaries: Professional Dental Hygienists, Inc., Professional Dental Therapeutics, Inc., Pro-Dentec FSC, Inc., PDT Image, Inc., PDT Byte, Inc. (formerly PDT Computer Associates, Inc.), PDT Production Company, and PDP, Inc. All significant intercompany accounts and transactions have been eliminated.

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

          For the Three And Nine Month Periods Ended July 31, 1996 and 1995


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

                   Under the equity method, original investments are recorded at cost adjusted for the Company's share of undistributed earnings or losses of the investee (Note 5).

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

          For the Three And Nine Month Periods Ended July 31, 1996 and 1995


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

               Foreign Currency Translation:

                   The functional currency of Pro-Dentec Canada, a U.S. partnership, accounted for under the equity method (Note 5), is the Canadian dollar. The adjustment resulting from the translation of the Canadian financial statement is reflected as a separate component of stockholders' equity.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

           FOR THE NINE MONTH PERIODS ENDED JULY 31, 1996 AND 1995
           -------------------------------------------------------

               Results of Operations. For the nine month period ended July 31, 1996 net sales were $16.4 million, as compared with $18.2 million during the same period in 1995. This decrease is primarily attributable to the decrease in the sale of Prism[TRADEMARK] intra-oral cameras and Rota-dent[REGISTERED TRADEMARK] units. The decrease in Prism shipments is a direct result of the decision by management to no longer sell units based purely on price. Severe price competition in the camera market has resulted in sales of fewer units by the Company.

               The Company's total sales revenues during the nine months ended July 31, 1996 and 1995 have been substantially attributable to sales of the Rota-dent and accessories. During the first nine months of 1996 revenue from such sales, including foreign sales of $0.7 million, amounted to $12.1 million as compared with $12.7 million for the same period in 1995, during which period there was $0.8 mil-lion of foreign sales. Other significant sources of revenue included the Company's sales of Victor[TRADEMARK], Prism and other computer-based products, amounting to $1.6 million for the first nine months of 1996. Sales of these systems amounted to $2.7 million in the nine month period ended July 31, 1995. Revenue received during the period ended July 31, 1996 from the sale of fluoride products and
           Sensor Sc/RP[TRADEMARK] totaled $2.1 million. Sales of these products were $2.2 million during the same period of 1995.

               The cost of goods sold for the nine months ended July 31, 1996 was $6.7 million, including $0.4 million of costs related to commercial printing projects for third party customers, of which there were none in the prior year, compared with $7.3 million for the same period ended July 31, 1995. The 1996 cost of goods sold amount also includes an expense of $0.2 million, taken to establish a reserve for obsolete and slow moving inventory. Management anticipates that this inventory will be written off at year-end. Adjusting for these differences, cost of goods sold in the 1996 period would have been 36.3% of revenue, compared to 40.0% for the same period in 1995. This difference is due partially to an increase in operating efficiencies, and partially to a favorable change in product mix, primarily lower sales of high cost Prism units.

               Operating expenses decreased to $9.1 million during the first nine months of 1996, compared to $10.1 million during the first nine months of 1995. The 1995 figure includes $0.4 million of costs related to commercial printing projects for third party customers, of which there were none in 1996. Adjusting for this difference, operating expense in the 1996 period was 55.3% of revenue, compared to 53.3% for the same period in 1995. The increase in 1996 is due primarily to product development costs relating to not-yet-released new products, increased legal expenses relating to litigation with our Canadian joint venture partner, and increased marketing expenses relating to the Rota-dent product line. Due to the expansion of the field sales force and the considerable investment required to make new outside sales representatives profitable, selling expenses have been and continue to be the most scrutinized of the operating expenses.

               Other income and expenses netted an expense of $0.4 million for the first nine months of 1996 compared with a net expense of $0.5 million for the same period in 1995. The decrease in expense is due to improvement in the performance of the joint ventures, in which the Company holds an equity position, during the first nine months of 1996.

               Net income for the nine month period ended July 31, 1996 was $169,000, a small decrease compared to net income of $207,000 during the same period of 1995. This decrease is due to the combination of the factors previously noted.

               Capital Resources and Liquidity. On July 31, 1996 the Company's total assets were $7.9 million, as compared with $7.7 million at October 31, 1995. Total liabilities were $ 3.9 million, as compared with $3.9 million at year end. Stockholders' equity increased to $4.0 million, primarily as a result of earnings.

               During the period ended July 31, 1996 and 1995 net cash provided from operations of $255,000 and $(138,000), respectively, was used in combination with loan proceeds to increase capital items, including vehicle, computer and manufacturing equipment by $703,000 and $212,000, respectively, and repay long-term debt by $137,000 and $184,000 respectively.



           FOR THE THREE MONTH PERIODS ENDED JULY 31 1996 AND 1995
           -------------------------------------------------------

               Results  of  Operations.   For  the  three  month  period  ended
           July 31,  1996 net  sales were  $5.2  million  as compared  with $5.5 million the comparable period in 1995. This decrease can be attributed to the decrease in sales of the Prism intra-oral camera and a decrease in Rota-dent sales.

               The Company's total sales revenues during the three month period ended July 31, 1996 and 1995 have been principally attributable to sales of the Rota-dent. During the third quarter of 1996 revenue from such sales, including accessory and foreign sales amounted to $3.9 million as compared with $4.1 million for the same period in 1995. Other significant sources of revenue included the Company's sale of technology based products, including the Prism, which amounted to $0.5 million for the third quarter of 1996, and to $0.6 million in the three month period ended July 31, 1995; revenue during the period from the sale of fluoride products and Sensor Sc/RP totaled $0.7 million in 1996 and $0.7 million in 1995.

               The cost of goods sold for the third quarter ended July 31, 1996 was $2.1 million, including $0.1 million of costs related to commercial printing projects for third party customers, of which there were none in the prior year. During the same period in 1995, the cost of goods sold was $2.0 million. The 1996 third quarter cost of goods sold includes an expense of $0.2 million, taken to estab-lish a reserve for obsolete and slow moving inventory. Management anticipates that this inventory will be written off at year-end.

               Operating expenses decreased to $3.0 million during the three month period ended July 31, 1996 from $3.2 million during the same period of 1995. The 1995 figure includes $0.1 million of cost related to commercial printing projects for third party customers, of which there was none in 1996.

               Other income and expenses netted an expense of $147,000 for the third quarter of 1996 compared with a net expense of $192,000 for the same period in 1995. The decrease in net expense is due to improvement in the performance of the joint ventures, in which the Company holds an equity position.

               Net income for the three month period ended July 31, 1996 was $10,000 as compared with $78,000 during the same period of 1995. This decrease is due to the combination of the factors previously noted.

               Capital Resources and Liquidity. On July 31, 1996 the Company's total assets were $7.9 million, as compared with $7.7 million at October 31, 1995. Total liabilities were $3.9 million, the same as the total at year end. Stockholders' equity was $4.0 million, a slight increase over October 31, 1995, primarily as a result of earnings.

               During the period ended July 31, 1996 and 1995 net cash provided from operations of $255,000 and $(138,000), respectively, was used in combination with loan proceeds to increase capital items, includ-ing vehicle, computer and manufacturing equipment by $703,000 and $212,000, respectively, and repay long-term debt by $137,000 and $184,000 respectively.

               The   Company's   wholly   owned   subsidiary,   PDT  Production
           Corporation, exercised the "forced put" clause in its partnership agreement with LYCO, Inc., regarding Prolyco Production Company, which is the joint venture which produces the company's Sc/RP scaler product. PDT Production Corporation offered to buy or sell its interest in the joint venture for $20,000. LYCO has declined the offer to purchase and in doing so has accepted the offer to sell its interest in the partnership to PDT Production, and the Company anticipates that the transaction will close in late September, 1996.


               The Company has obtained from NBD Bank, Detroit, Michigan, a $3.0 million asset based line of credit. Documents were signed on June 25, 1996. The new credit line will be secured by receivables, inventory and equipment. This agreement replaces the Company's previous line of credit with First Commercial Bank of Little Rock, Arkansas. Citizen's Bank of Batesville will continue to provide required financing for real estate and equipment.

               The Company has established reserves for potential warranty claims on it primary products, and such claims have historically been within management's expectation.

               The Company defines liquidity as the ability of the Company to generate adequate amount of cash to meet the Company's needs. The Company has historically relied on cash provided from operations to meet a majority of its financial needs

                             PART II - OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS

               As previously reported, on June 26, 1995, PDT Image, Inc., (a wholly-owned subsidiary of Professional Dental Technologies, Inc.) filed its Petition for Declaratory Decree and Restraining Order
           against Source-1 Dental Image, Inc., et al, its partner in a partnership known as Pro-Dentec Canada.. The Company was granted a Temporary Restraining Order by the Court, and later it amended its claim to include damages for fraud, breach of fiduciary duty and unjust enrichment. In July 1995, Source-1 Dental Image, Inc., filed its response and a Petition to dissolve the partnership. The lawsuit is in the discovery stage, and is currently set for trial commencing September 16, 1996. The Company intends to vigorously prosecute this action and has recently amended its complaint to include malicious interference with business relations and breach of contract against Source-1 Dental Image and its owners Dr. David Gane and Mr. Wayne Rees. Regardless of the outcome, the Company expects to continue distributing its products in Canada.

           The Company knows of no other material litigation involving the Company or any officer or director of the Company.


     ITEM 2.   CHANGES IN SECURITIES


           "NONE"


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


           "NONE"


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           "NONE"


     ITEM 5.   OTHER INFORMATION


           "NONE"


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


           "NONE"

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PROFESSIONAL DENTAL
                                                 TECHNOLOGIES, INC.
                                           ------------------------------
                                                   (Registrant)


             9/9/96                        /s/ William T. Evans
     -------------------------             ------------------------------
             Date                              William T. Evans
                                                  President


             9/9/96                        /s/ N.E. Deskin
     -------------------------             ------------------------------
             Date                              N.E. Deskin
                                           VP Administration