Form 10KSB
period 1996-10-30
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1997-01-29
CIK 873753

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   Form 10-KSB

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission file number:
October 31, 1996                                               1-11032
-------------------------                               -----------------------


                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          71-0644350
--------------------------------                          ----------------------
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                          Identification Number)


633 Lawrence Street, Batesville, Arkansas                        72501
-----------------------------------------                      ----------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:  (501) 698-2300
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, $0.01 par value
                         ------------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:    None
                                                               ----

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject of
such filing requirements for the past 90 days. YES __X__      NO_____

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the American Stock Exchange on January 7, 1997, was $2.6 million.

       The registrant's revenue for fiscal 1996 was $22.0 million.

       As of January 24, 1997, the latest practicable date for which such information is available, there were issued and outstanding 14,100,000 shares of the Registrant's Common Stock.


Documents Incorporated By Reference
-----------------------------------

       The following documents are incorporated by reference herein:

       None.

                                        PART I


ITEM 1.  BUSINESS
-------  --------

                                     GENERAL

       Professional Dental Technologies, Inc. ("Pro-Dentec" or "Company") is principally engaged in the business of designing, manufacturing and marketing products to dental professionals relating to the diagnosis, treatment and prevention of periodontal and other dental diseases. The Company focuses on incorporating the most current technological advances into its product development. The Company uses extensive educational and other support systems to help the dentist practice to today's standard of care. These activities are based upon current concepts of disease, diagnosis, treatment and prevention. By promoting a team concept which integrates and coordinates the efforts of general dentists, periodontists and other dental specialists, hygienists and patients themselves, the Company has positioned itself to take advantage of an enlarging market by acting as a resource for change. The Company's products, including proprietary software, hardware and instruments are designed to facilitate the dental office's shift toward an earlier diagnosis and treatment of periodontal and other dental diseases.

       The Company was incorporated on July 12, 1900, under the laws of the State of California under the name of The Banner Mine Development Company ("Banner Mine"). From 1906 until 1986 Banner Mine was inactive and conducted no material business operations. In December 1986, the authority of the Company to conduct business was reinstated and the domicile of the Company was changed to the State of Nevada through the merger of the Company into a newly formed Nevada corporation. Subsequently, on February 26, 1987, the Company amended its articles of incorporation to, among other things, change the name of the corporation to its current name, Professional Dental Technologies, Inc. In May 1991, the Company's Registration Statement on Form 10 filed under the Securities Exchange Act of 1934, as amended, became effective, and the Company thereby became a "reporting company" subject to the periodic reporting and other requirements of the Act. The Company's shares of Common Stock were listed on the American Stock Exchange Emerging Company Marketplace on March 18, 1992.

        The Company's executive offices are located at 633 Lawrence Street, Batesville, Arkansas 72501. The telephone number is (501) 698-2300.


                                    Products

                                  Rota-dent(R)

        The Company's principal product is the Rota-dent, a proprietary, patented, rotary-action, easy-to-use plaque removal and teeth cleaning device dispensed by dental professionals to patients for use at home between dental office visits. The Rota-dent is a rechargeable, power assisted instrument that is designed using a Lexan(TM) water-resistant power handle that accepts interchangeable heads and uniquely designed, patented brush tips. The product utilizes a cleaning action similar to that of the rotary instruments used by dentists and hygienists to professionally clean teeth in the dental office. Each Rota-dent instrument is supplied with two interchangeable heads so that different persons can economically and hygienically use the same power handle. Replacement interchangeable heads and brush tips are available through dental offices and from the Company's Customer Service department by telephone.

        Each of the patented interchangeable brush tips is comprised of approximately 4,600 filaments made from a combination of three and four mil fibers that, when compared to conventional toothbrush bristles, are less abrasive to tooth enamel and gingival tissue (gums). The tips are soft, safe and durable. The small size of the filaments and brush tips enables the user to reach areas of the mouth that conventional toothbrushes generally cannot reach effectively.

        The Rota-dent's effectiveness is a result of its ability to remove dental plaque. Plaque is a thin filmy substance that continually forms in the mouth due to bacterial activity and, if allowed to remain, hardens on teeth as calculus or tartar. Unless removed daily, plaque deposits can cause inflammation and gingivitis and can ultimately lead to more severe periodontal disease, now a leading cause of tooth loss in the United States. Numerous clinical trials conducted at major university dental schools have shown the Rota-dent product to be more effective than manual toothbrushing for removing plaque and controlling gingivitis. Two one-year clinical trials published in a leading refereed periodontal research journal, have shown that the Rota-dent is as effective as a combination of floss, interspace brush, toothpicks and conventional toothbrush in removing plaque, controlling gingivitis and reducing the bacteria that cause periodontal disease. The Rota-dent was the first single product shown to do the plaque removal job that formerly required several products and procedures.

        The Rota-dent instrument has been engineered to be especially effective for plaque removal from the area at or just below the gum line and interproximally (between teeth), the most critical areas for cleaning to prevent periodontal disease. Many dentists and hygienists recommend the use of the Rota-dent instrument for applying anti-microbials and other medications to tooth surfaces and gums. A study at the Harvard School of Dental Medicine, jointly sponsored with Procter and Gamble, concluded that the effect of their leading anti-microbial, Peridex(TM), is significantly enhanced when applied with the Rota-dent.

        Traditionally, a regimen of manual toothbrushing and flossing has been recommended by dentists and hygienists as part of a sound program for oral hygiene. Nevertheless, it is generally accepted that 90% of the general population do not floss on a regular basis because it is too time consuming and difficult. The Rota-dent product is routinely dispensed to simplify plaque control for the general population, as well as for orthodontic, handicapped, arthritic, and geriatric patients, as well as those who have received dental implants.

        The Company relies upon numerous university clinical trials, some sponsored by Company grants and others sponsored by major dental product companies, to demonstrate to the dental profession that the Rota-dent product is an effective plaque removal instrument. Based on these studies, the Rota-dent product was awarded the American Dental Association's Council on Dental Materials, Instruments and Equipment Seal of Acceptance as an effective cleaning instrument, which significantly reduces both plaque and gingivitis when used as part of a program for good oral hygiene and regular professional care. During 1996, the Company voluntarily relinquished the ADA Seal for the Rota-dent. This action was taken as a result of the overly restrictive and burdensome administrative requirements which the ADA sought to impose on the Company's advertising and promotion of the product, requirements with which the Company would have had to comply as a condition of retaining the Seal.

        Prior to commercial introduction, the Rota-dent product was test-marketed to over five thousand consumers and hundreds of dentists in the United States. Early clinical trials at the Ohio State University School of Dentistry showed that the Rota-dent could be most beneficial with a well defined period of clinical instruction. At the urging of many clinicians, the Company committed to keep the product exclusively in dental offices, as opposed to using retail channels of distribution, to be dispensed from the office, as part of the dentist's armamentarium against dental disease. This provided an additional service for the dental practice to offer, as well as an incidental revenue source.

        The Company has engineered and owns computer-driven, automated, and patented brush machines, semi-automatic and automatic brush cutters, tooling for high precision metal parts, injection molding machines multi-cavity injection molds for the product's plastic parts, as well as other manufacturing and assembly equipment. With one exception, all plastic parts used to manufacture the Rota-dent instrument are now produced in-house by the Company. There are alternate sources of supply for all components and materials used in the manufacturing process, and the Company is not dependent upon a single supplier for any component or type of material for these products.

        The marketplace for home use oral hygiene devices is highly competitive. Several manufacturers of home use oral hygiene devices are better financed than the Company and use a wider variety of distribution methods than the Company. The Company competes with many different manufacturers of manual and electrically powered tooth cleaning devices, including electric toothbrushes such as the Interplak, produced and sold by Conair, the Oral B, produced and sold by Braun, a division of Gillette, and the Sonicare, produced by Optiva Corporation. These products are distributed primarily through retail sales outlets. The Company successfully competes with these devices on the basis of favorable long-term clinical studies, product design, product quality and responsive service to both professionals and consumers. While most of the Company's competitors rely on traditional retail distribution methods, the Company believes that a professional distribution system is more effective in the long-term. Thus, the Company has invested in clinical trials and in efforts to demonstrate to dentists and hygienists the advantages of dispensing the

Rota-dent product from their dental offices as part of their plaque control programs and the other professional services they offer, including implant maintenance, orthodontic appliances, the maintenance of cosmetic restorations, post-surgical maintenance of periodontal cases and general preventive oral hygiene. The Company holds several design and utility patents relating to the Rota-dent (See "Proprietary Rights"), and has vigorously enforced its patent rights and advantages against infringing parties. To date, all patent litigation has been resolved in the Company's favor.

        In fiscal 1996, sales of the Rota-dent and accessory products represented approximately 75% of the Company's total revenues for the period. Effective September 1, 1996, the Company raised the price of the Rota-dent by 6%, the first price increase for the product since 1986.


                           PDT Sensor(TM) Sc/RP Scaler

        During fiscal 1996, the Company sold the PDT Sensor Sc/RP Scaler, which is an ultrasonic instrument for use by dentists and dental hygienists for the therapeutic removal of hardened deposits from root surfaces of teeth.

        The PDT Sensor Sc/RP was distributed by the Company pursuant to the terms of a joint venture agreement between the Company's wholly-owned subsidiary, PDT Production Corporation, and Lyco, Inc. ("Lyco"), an Arkansas Company. Under the agreement, Lyco was obligated to deliver to the Company's manufacturing facilities in Batesville, Arkansas, the equipment, machinery and technology necessary to produce the product, and the Company was obligated to make available sufficient personnel and space to manufacture and distribute it. Lyco was entitled to receive a royalty for each unit sold. The Company's distribution rights covered North and South America.

        The Company entered into the joint venture to manufacture, market and distribute the scaler based on representations by its partner that led the Company to believe that the scaler had a competitive edge over most other ultrasonic scalers in the U.S. market. Subsequently, it was determined that the scaler had to be redesigned. Sales activity was temporarily curtailed while the Company completed redesign efforts. Shipment of the redesigned product began in January, 1993. Nevertheless, for this and other reasons, the scaler did not achieve satisfactory market acceptance.

        The agreement with the scaler's licensor called for the Company to guarantee to pay a minimum royalty amount each year. The Company did not, in 1996, sell scaler instruments in sufficient quantity to meet the guaranteed minimum royalty obligation. Therefore, the Company was required, during 1996, to make an additional royalty payment to satisfy the terms of the guarantee.

        On September 30, 1996, PDT Production Corporation ("PDT") purchased its partner's interest in the joint venture. On October 23, 1996, the assets of PDT were assigned for the benefit of creditors. At the time of the assignment, the only creditors of PDT were the Company and its former partner. (See Note 5 to the financial statements.) The assignment terminated the license with the former partner. The Company has developed and expects to introduce in 1997 an alternative scaler product. Based on advice of counsel, the Company believes that the Company will have no further obligation to make payments under the minimum guaranteed royalty provision of the license with respect to sales, if any, of the alternative scaler. However, there can be no assurance that the former partner will not assert a claim or commence litigation concerning the failure of the Company to make royalty payments to the former partner with respect to sales of the alternative scaler by the Company in 1997.

        The Company competes with several other companies that manufacture, market, and sell electronically powered dental scaling equipment. The Company's largest competitor is Dentsply International, Inc., which distributes an established dental scaler under the name of Cavitron(TM). The Company seeks to compete with other manufacturers based on direct distribution to its established network of dental practitioners, and through the product's increased effectiveness and comfort for both the patient and clinician.

        During the 1996 fiscal year, sales of the PDT Sensor Sc/RP Scaler and accessories accounted for approximately 6% of the Company's revenue.


                         DENTAL PHARMACEUTICAL PRODUCTS

        Pro-Dentec manufactures and markets a full line of topically applied dental fluoride products, including rinses and gels. The line consists of products applied in the office by dental professionals as well as products utilized at home by the patient between office visits. This product line was introduced to the market in 1993. Prior to January, 1993, the Company was involved in a joint venture with a private label manufacturer of fluoride products. This joint venture was terminated during 1993. The dental pharmaceutical product line has been expanded each year since being introduced, and is now the broadest-based and most complete fluoride product line available in dentistry. In 1995, the Company introduced a line of prophy paste, used for in-office prophylaxis. In 1996, a disposable prophy angle and a line of manual toothbrushes and dental floss were introduced to the market.

        The effectiveness of fluoride for fighting tooth decay is widely recognized. Fluoride is also extensively used by dental professionals to help fight the bacteria associated with periodontal disease, as well as to reduce the sensitivity of exposed roots from soft tissue loss due to periodontal disease and/or periodontal surgery.

        The Company currently manufactures all its fluoride rinses and gels in an FDA-approved facility in Batesville, Arkansas. The Company does not anticipate significant difficulties in obtaining the materials necessary to manufacture these products. The Company competes with several other companies that manufacture, market, and distribute fluoride products to dentists. The market is fragmented, and no one company controls or dominates the market. The Company competes in this market by selling its products through its professional representatives. The ability to purchase fluorides, prophy paste and angles, toothbrushes and dental floss becomes a convenience for the dental office, and to the extent the Company offers a complete line of such products, thereby reduces the number of suppliers with which each office must deal. The Company believes this gives it a competitive advantage.

        During the 1996 fiscal year, dental pharmaceutical products accounted for approximately 6% of the Company's revenue.


                        VICTOR(R) VOICE CHARTING SOFTWARE

        In 1995, a project to completely rewrite the Victor software was completed, and the new product was introduced to the market. An upgrade to this program was released during 1996. The rewritten software is fully compatible with Windows 95, and has had its functionality increased to include complete restorative examination capability, as well as extensive treatment planning and patient education capability. The software has been integrated with the Company's dental office management and dental imaging software, to form the Victor Dental Office integrated software suite, under which name the three software packages are currently being marketed. Each program may be purchased individually, in any combination, or as a full suite.

        The Victor voice activated software, is intended to be used in the dental office by dentists and dental hygienists to assist them in the efficient recording, organizing, maintaining, retrieving and comparing of diagnostic and restorative information obtained during dental examinations. It therefore enables dentists to communicate more effectively with their patients and insurance carriers and reduces their exposure to malpractice claims resulting from incomplete record-keeping. The use of the Victor system assists dentists in meeting the American Dental Association's guidelines which recommend that a periodontal evaluation for every patient be done at least annually, but preferably biannually, to reduce tooth loss and prevent or reduce malpractice claims.

        The Victor system was the first voice operated comprehensive dental examination, diagnosis and presentation aid introduced to the dental profession. It is easily transportable within the dental office to different examination areas. The Windows version of the software includes highly sophisticated speech recognition technology, allowing the practitioner to speak continuously, rather than having to pause between each word spoken, as in the original version. This permits data to be input faster, more completely, and more accurately. Using the Victor system, professionals can perform a complete dental exam unassisted and hands free, permitting the clinician to maintain sterility. Also, it frees up the time of a hygienist or assistant who would otherwise be required to facilitate the recording of data. The traditional periodontal examination process, which generally consists of recording up to eight hundred separate items, has been difficult for dentists because it is complicated and time-consuming. The easy-to-read computer screen and multi-color charts generated by the Victor system reduce the time involved by assisting the dental professional in making a diagnosis, and presenting a record of the timing and scope of the examination. The failure to diagnose, adequately treat, or appropriately refer the periodontal patient, has been the greatest source of malpractice lawsuits against dentists during the last ten years. The completed charts printed by the Victor system can be used to provide dental specialists and third parties, such as insurance companies, with accurate, detailed information. The Victor system can store virtually unlimited numbers of reports and examinations for future reference, periodic updating, and comparative analysis. The Victor system's ability to compare current data against previous examinations is crucial, as it automatically and clearly alerts clinicians and patients to worsening conditions as well as clinical improvement. Through graphic illustration, the Victor system enables the patient to better understand the diagnosis and more readily accept the need for treatment. Furthermore, the Victor system facilitates increased communication between the doctor and patient regarding the nature of the diagnosis and the recommended treatment course, and enables both of them to better monitor the effects of treatment over time. Patient motivation is heightened through the easily understood graphic presentation of treatment results.

        The Company began marketing of the Victor system in January 1991. Prior to October 31, 1992, the Victor system was distributed by the Company pursuant to the terms of a joint venture agreement between the Company's wholly-owned subsidiary, PDT Computer Associates, Inc. and Avanti Computer Associates, Inc. The joint venture was dissolved in October, 1992 and the Company acquired exclusive rights to manufacture and market the system. The Company now has only a royalty obligation to the principals of the original joint venture partner.
        In fiscal 1996, Victor system and software sales made up approximately 5% of the Company's total revenues.


                          PRACTICE MANAGEMENT SOFTWARE

        The Company completed negotiations in 1993 whereby its wholly-owned subsidiary, PDT Byte, Inc. would enter into the PerfectByte Limited Partnership with PerfectByte, Inc. PerfectByte, Inc. had been marketing a proprietary computerized management system named PerfectByte(R) to dental offices for several years. The partnership has subsequently completed the development of a new practice management program which utilizes Microsoft Windows 95 and significantly expands the functionality of the original PerfectByte program. Initial installations of PerfectByte for Windows were made in 1994. Incremental improvements and upgraded versions of the program have been shipped to users during 1995 and 1996, including a major rewrite of the patient scheduling module. As indicated previously, the practice management system has been integrated with the Victor voice charting system, and is being sold as part of the Victor Dental Office software suite.

        During 1996, the Company determined that distribution of its software products through independent resellers was in its best interest. These Value Added Resellers (VARs) install hardware if the sale involves a turnkey system, provide on-site training of the customer in the proper system operation, and other services as requested by the customer. VARs typically purchase and resell their own hardware. In those instances where the Company purchases the hardware portion of the system, it is from well established vendors, normally Hewlett Packard. Such equipment is available from numerous computer suppliers, and the Company has not experienced any difficulties in obtaining adequate supplies of any components or materials.


                                 OTHER PRODUCTS

                           PRISM(TM) INTRA-ORAL CAMERA

        The Prism is the Company's second generation intra-oral camera, introduced in May of 1994. The Prism is a video camera system that shows, at over 25x magnification, the exact condition of the mouth, in color, on a high resolution monitor, for viewing by the doctor and the patient. It produces hard copy, full-color pictures to file, for take home or to send to the patient's insurance company. It is used to increase case acceptance and to expedite insurance payment.

        Currently, the Company considers the market for intra-oral cameras to be unsatisfactory due to intense price competition. While the Company has not withdrawn from the intraoral camera market, it has maintained camera prices at levels at which it can make a profit. This has resulted in a significant decrease in the number of camera units sold by the Company in 1996.


                               PERIODONTAL PROBES

        The Perio-Probe(TM) and the patented PDT Sensor(TM) Probe are disposable diagnostic dental instruments, used in the dental office to examine patients for indicators of periodontal disease. The PDT Sensor Probe differs from the Perio Probe in that it has a sensing mechanism built into it which allows the user to control the amount of pressure used during periodontal exams for more accurate results. This is the first time dental professionals have had an instrument that can provide a pre-determined amount of force without utilizing complicated and expensive electronic instruments.

        The probes are flexible dental instruments designed to be used with the Company's other periodontal exam products to provide easier, less painful and more accurate measurement of subgingival conditions. The probes are designed to be disposable, but may be autoclaved (sterilized) for multiple uses. The Perio Probes and the PDT Sensor Probes are molded for the Company by a local vendor who uses tooling owned by the Company. The probes are made from readily available materials. Precision markings are applied by the Company at its manufacturing facilities in Arkansas. The Company has not experienced any difficulties in obtaining materials for the probes, and does not anticipate any such difficulty in the future.

                                 ROTA-POINTS(TM)

        The Rota-point a flexible, non-splintering interdental cleaner and stimulator. Rota-points are used interproximally to remove both debris and dental plaque from the surfaces of teeth. This area (between the teeth) is the most difficult area to clean properly. The mild surface texture and physical design of the Rota-points make them an ideal product to use with Rota-dent to help maintain a healthy mouth. Wooden toothpicks can damage gum tissue because of their awkward shape and the possibility of breaking and splintering.

        Since bleeding gums are not healthy, patients can be instructed to watch for signs of bleeding on the white surface of the Rota-point. If this occurs, the bleeding area may need more attention. Rota-points are convenient, require less manual dexterity than floss, clean larger interproximal areas than many interdental type cleaners, and effectively massage and stimulate the gums. Each Rota-dent kit contains a package of Rota-points, which are sold individually.


                                  PERIOCHECK(R)

        The Periocheck Enzyme Activity Test Kit provides the dental professional with an accurate and economic chairside test for use in monitoring the outcome of periodontal therapy. The test measures the activity level of patient's neutral protease enzymes in gingival crevicular fluid. This family of enzymes, which include collagenase and elastase, accounts for most of the tissue degradation observed in periodontal disease. Up to seven gingival sites may be tested with a single patient test packet. The easy-to-read results are available in minutes during the patient's office visit eliminating any need to send samples to an outside lab for analysis. Positive and negative controls are included with each test kit to increase confidence that the results are valid.

        Periocheck is the first test approved by the US Food & Drug Administration for use in monitoring the periodontal disease process. Eye-readable test results are intended to assist in the treatment decision-making process by indicating whether a patient is improving or not responding to the selected therapy.


                                DEVELOPMENT COSTS

        The Company incurred $542,000 of product development expense in 1996 as compared to $470,000 in 1995. The Company from time to time considers the development and introduction, whether alone or with others, of other professional and consumer dental products. The Company has applied for, and currently has pending, several additional applications for patents on additional products or product improvements. The Company cannot predict whether any additional products will be developed or introduced, or patents issued, as a result of these efforts.

                               SALES AND MARKETING

        The Company believes that the market for dental instruments and consumer products intended for home use for oral hygiene maintenance is an expanding market, attributable in large part to a shift in focus by the general dentist from the eradication of tooth decay to the placing of a greater emphasis on the prevention and treatment of gingivitis (early stages of periodontal disease). Management believes that the Company has positioned itself to capitalize on this shift through sales of the Rota-dent and other specialty dental products, which it markets exclusively through dental offices.

        The Company maintains a full-service printing facility and audio-video production studio to design and produce a variety of educational, promotional and marketing materials about the Company's products for use by the dentist and his patients.

        The increasing awareness of the impact of periodontal disease, among consumers and dental professionals alike, as well as the wide and varied extent of the disease (which industry figures suggest affects upward of 75% of the American adult population), should lead to an expanding marketplace for the Company's products. With the current professional and consumer focus on "soft tissue" (gums) and periodontal disease, the Company believes that it is in an advantageous position to supply dental professionals with the high quality and effective specialty instruments and equipment necessary to provide more specialized services to patients.

        The Company expects to continue the expansion of its field sales force through 1997. The focus of this expansion is to provide greater territorial coverage, which management believes is the most effective way to increase the penetration of the Company's products in dental offices across the nation. Customers in geographic areas not covered by a field sales representative are served over the telephone by experienced account executives.

        No single dental practice accounted for more than 1% of the Company's total sales revenues in fiscal 1996.


                                  FOREIGN SALES

        The Company began exporting its products in 1991. Sales to foreign distributors represented approximately 5% of the Company's total sales in 1996. A significant part of this total represented sales to the Company's Canadian joint venture subsidiary, with most of the balance to independent distributors in Western Europe. Management believes there is significant potential for increased sales in the export marketplace, and is actively searching for new distributors in countries in which the Company's products are not currently sold.

                                   REGULATION

        Several of the dental products manufactured and marketed by the Company, the Rota-dent product, the PDT Sensor Sc/RP ultrasonic instrument, fluoride products and Periocheck are subject to regulation by the Food and Drug Administration ("FDA") and, in some instances, by foreign governments. Under the 1976 Amendments (the "1976 Amendments") to the Federal Food, Drug and Cosmetic Act, as amended (the "Act"), and the regulations promulgated thereunder, the manufacturers of "devices," as such term is defined in Section 201(h) of the Act, must comply with certain controls that regulate the testing, manufacturing, packaging and marketing of devices. Under the Act, devices are subject to different levels of approval requirements, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives pre-market approval by the FDA for commercial distribution. The Company's products are "Class II" products under this classification system and did not require clinical evaluation prior to pre-market approval. The Company has complied with the FDA's applicable qualification procedures for all such products. Numerous clinical studies were, however, required to obtain the Seal of Acceptance for the Rota-dent product from the American Dental Association.

        As a manufacturer of devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to insure compliance with Good Manufacturing Practices regulations. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulations.


                              WORKING CAPITAL ITEMS

        Most components and materials required for the manufacturing process for the Company's products are readily available on an ongoing basis. The Company typically maintains a 60-day supply of components and material for its products, available for either assembly or shipment upon order. Larger supplies of components having a longer lead time are kept on hand.


                                     BACKLOG

        The Company manufactures/purchases all products on the basis of committed and/or projected orders. The Company normally ships non-personalized Rota-dent products in one day and personalized products within two to three days of order receipt. The Company ships other products as requested. The Company typically has no significant order backlog and has never experienced any significant delay in shipping orders. The Company does not anticipate any material delay in meeting foreseeable product requests.


                               PROPRIETARY RIGHTS

        The Company currently holds the following United States patents on the Rota-dent(R) and other products as indicated:

a. Design patent Registration Number D278,764 issued May 14, 1985, for a term of 14 years covering the ornamental design for a battery-operated toothbrush.

b. Design patent Registration Number D295,801 issued May 24, 1988, for a term of 14 years covering the ornamental design for a set of brush heads.

c. Utility patent Registration Number 4,869,277 issued September 26, 1989, for a term of 17 years covering a brush head and a method and apparatus for producing the brush head.

d. Design patent Registration Number D306,236 issued February 27, 1990, for a term of 14 years covering the ornamental design for the long pointed brush tip.

e. Design Patent Registration Number D309,062 issued July 10, 1990, for expiration on February 27, 2004, covering the ornamental design for the short pointed brush tip.

f. Utility patent Registration Number 4,884,849 issued December 5, 1989, for a term of 17 years covering an apparatus and method of manufacture of a brush head.

g. Utility patent Registration Number 4827552 issued May 9, 1989, for a term of 17 years covering a rotary electric toothbrush.

h. Utility patent Registration Number 5,052,419 issued October 1, 1991, for expiration on September 26, 2006, covering a brush head, and a method and apparatus for producing the brush head.

i. Utility patent Registration Number 5,072,482 issued December 17, 1991, for a term of 17 years covering a brush head, apparatus and method for producing the brush head.

j. Utility patent Registration Number 5,078,158 issued January 7, 1992, for a term of 17 years covering a brush head with a shaped bottom plate.

k. Utility patent Registration Number 5,090,902 issued February 25, 1992, for a term of 17 years covering a multi-measurement periodontal probe.

l. Utility patent Registration Number 5,109,563 issued May 5, 1992, for a term of 17 years covering a soft brush gum stimulator.

m. Utility patent Registration Number 5,112,226 issued May 12, 1992, for a term of 17 years covering a constant pressure periodontal probe.

n. Utility patent Registration Number 5,146,643 issued September 15, 1992, for a term of 17 years covering an end brush, and apparatus and method for producing the end brush.

o. Utility patent Registration Number 5,148,568 issued September 22, 1992, for a term of 17 years covering an apparatus and method for making an end brush.

p. Design patent Registration Number D334,842 issued April 20, 1993 for a term of 14 years covering the ornamental design for a triple head toothbrush.

q. Utility patent Registration Number 5,205,302 issued April 27, 1993, for a term of 17 years covering a gum stimulator which has a removable brush composed of a high-density of soft thin fibers.

r. Utility patent Registration Number 5,234,009 issued August 10, 1993, for a term of 17 years covering a toothpick having opposite ends adapted to clean the interstitial spaces and tooth surfaces between adjacent teeth.

s. Utility patent Registration Number 5,276,935 issued January 11, 1994, for a term of 17 years covering dental brushes impregnated with a medicament for slow release during brushing.

        The Company has also obtained patents or trademarks or has applied for patents or trademarks under the laws of 28 foreign countries. The Company believes that the patents issued to it are material to its business and seeks vigorously to protect its rights against infringement.

        The Company owns, or has licensed the rights to, a number of registered trademarks. Those owned include Rota-dent, Pro-Dentec, Pro-Dentx, PDT Sensor, STM, Beyond STM, Soft Tissue Management, Professional Relationship Program, Victor, Pro-Cam and Mobius. Those licensed include PerfectByte, Periocheck and Biocheck. In addition, the Company has registrations pending on certain other trade names, and has trademarked the names of all of its other products.


                                    EMPLOYEES

        As of December 31, 1996, the Company employed 315 persons full-time, of whom 168 worked in manufacturing, 103 in sales and marketing, with the balance in administration and management. None of the Company's employees are represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that relations with its employees are good.

ITEM 2.  PROPERTIES
-------  ----------

        The Company owns three buildings in Batesville, Arkansas containing a total of 49,000 square feet of administration, warehouse and production space. The building on Harrison Street houses the Company's production facilities for the Rota-dent product and other products, spaces devoted to product development, purchasing and an audiovisual production studio. The Company also owns ten acres of land and a masonry building which has been modified for use as a printing facility and for the production of its dental pharmaceutical products. An addition to this facility was completed in 1996. The building housing the Company's executive offices as well as its marketing, professional consulting, accounting and administrative staffs was purchased in1994. The building had been leased and used for the same purpose prior to the purchase. The Company has outstanding mortgages on the buildings totaling $526,000. The Company believes that the facilities are adequate for its current production needs and that additional space, if needed, can be constructed or purchased without materially affecting operations.

        The Company leases space in two buildings in Batesville, Arkansas for a monthly rental of $3,550. One building is a 12,200 square foot facility in Batesville, Arkansas, which houses the Company's warehouse and its shipping and receiving facilities. It is leased for one year beginning July 1, 1996. After this initial lease term is complete, the Company has four one-year options to renew the lease. The other building is used as a woodworking facility for construction of computer system and intraoral camera carts, and is on a month-to-month lease. The Company believes that these facilities are adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

        On June 26, 1995, PDT Image, Inc., (a wholly-owned subsidiary of Professional Dental Technologies, Inc.) filed a Petition for Declaratory Decree and Restraining Order against Source- 1 Dental Image, Inc., et al, its partner in the Pro-Dentec Canada partnership. The partnership is in the business of distributing the Company's products and software of throughout Canada, as well as the development and marketing of imaging software. The Company was granted a Temporary Restraining Order by the Court, and later amended its claim to include claims of damages for breach of fiduciary duty, fraud, civil conspiracy and contempt. In July 1995, Source-1 Dental Image, Inc., filed its response and a Counterclaim for dissolution of the partnership. The lawsuit was tried in the Chancery Court of Independence County, Arkansas, in September, 1996, and post-trial briefs were submitted to the Court in November, 1996. In December, 1996, the Company filed a motion to reopen, in order to present newly available evidence. The Company is currently awaiting the rulings of the Court. Regardless of the outcome, the Company will continue distributing its products in Canada. No prediction of the outcome can be reasonably made at this time concerning this matter, however, the Company does not believe the outcome could adversely affect its financial position in any material way.

        The Company is not aware of any other material litigation involving the Company or any of its officers or directors.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  STOCKHOLDERS MATTERS
         -------------------------------------------------

        As of December 31, 1996, the Company had 274 holders of record of its Common Stock. The Company's Common Stock is traded on the American Stock Exchange Emerging Company Marketplace.

        The following are the high and low prices of the Company's Common Stock as published by the American Stock Exchange Emerging Company Marketplace:


        QUARTER ENDED               HIGH CLOSE            LOW CLOSE
        -------------               ----------            ---------

        January 31, 1995               2 1/4                1 7/8
        April 30, 1995                 2 1/4                1 9/16
        July 31, 1995                  1 7/16               1 5/16
        October 31, 1995               1 9/16               1 3/8
        January 31, 1996               1 1/8                  13/16
        April 30, 1996                 1 1/4                  7/8
        July 31, 1996                  1 1/4                  13/16
        October 31, 1996                 7/8                  3/4

        In May, 1991, the Company's Registration Statement on Form 10 filed under the Securities Exchange Act of 1934, as amended, became effective and the Company thereby became a "reporting Company" subject to the periodic reporting and other requirements of such Act.

        In March of 1992, the Company listed its shares of Common Stock on the American Stock Exchange Emerging Company Marketplace.

        The Company historically has not paid cash dividends on its Common Stock. While the Company does not currently intend to pay regular cash dividends, this policy will be reviewed periodically by the Board of Directors, taking into account, among other things, the Company's earnings and financial position.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  CONDITION AND RESULTS OF OPERATIONS.
         -------------------------------------------------

                           FISCAL YEARS 1996 AND 1995

                              RESULTS OF OPERATIONS

        In fiscal 1996, net sales totaled $22.0 million, a 7% decrease compared to net sales of $23.7 million in 1995. The decrease can be attributed primarily to lower sales of intraoral cameras (by about 82%), due to the decision by management not to compete at the prevailing price levels in the market, and lower sales of scalers (by about 26%), due to competition in the market. Foreign sales amounted to 5% of total sales in 1996 compared to 6% of total sales in 1995. These decreases were partially offset by an increase in sales of pharmaceutical products amounting to 42%.

        The Company's revenues for both 1996 and 1995 were substantially attributable to sales of Rota-dents and associated accessory products. In fiscal years 1996 and 1995, revenue from the sale of Rota-dents and accessories amounted to approximately $16.7 million and $17.2 million respectively. Sales revenues from equipment (scalers, intraoral cameras and computer systems and software) amounted to $3.0 million for 1996 and $5.0 million in 1995. Sales of other products and services were $2.3 million in 1996 and $1.5 million in 1995.

        The cost of goods sold in fiscal 1996 was $8.7 million, and in fiscal 1995, $9.6 million. As a percentage of sales, cost of goods was 39.5% in 1996 compared to 40.7% in 1995. The decrease in cost of goods was due to lower sales revenue, improved operating efficiencies in the production of the Rota-dent and a favorable shift in product mix due to lower sales of intraoral cameras in 1996. Included in 1996 cost of goods is a writedown of approximately $213,000 of obsolete and slow moving intraoral camera inventory. There were no such writedowns of inventory in 1995.

        Operating expenses (selling, general, administrative, product development and royalty) were $12.1 million in 1996 compared to $12.9 million in fiscal 1995. The decrease in operating expense is attributable to reductions in selling expense.

        Other income and expenses netted to an expense of $834,000 in fiscal 1996 compared to net expense of $957,000 in fiscal 1995. This category of expense is primarily composed of the Company's pro-rata share of the operating profit and loss of its non-consolidated subsidiaries and interest income/expense. The total for 1996 includes writeoffs of investment in PDT Production Company (scaler) and the PerfectByte Limited Partnership (software) amounting to $293,000. The 1995 total included the Company's share (99%) of the loss resulting from the writeoff of a receivable on the books of the Pro-Dentec Canada Partnership (software), amounting to about $182,000.

         On October 3, 1990, PDT Production Company ("PDT Production"), a wholly owned subsidiary of the Company, entered into a joint venture agreement with Lyco, Inc., to produce the PDT Sensor Sc/RP Scaler. PDT Production contributed $1,000 to the joint venture for a 50% partnership interest. Since then, PDT Production has provided a physical location to house production, engineers and personnel to operate the production line. On September 30, 1996, PDT Production acquired its partner's interest in this venture for a purchase price of $20,000. On October 23, 1996, the assets of PDT Production were assigned for the benefit of its creditors (who were, at the time of assignment, only the Company and two companies owned by the former partner). This action terminated the license under which the PDT Production manufactured the scaler, as well as the obligation of the Company to pay royalties relating to that product. As of the date of this report, the assets of PDT Production have been liquidated, and the cash resulting from the liquidation is in process of being distributed to creditors by the assignee. The Company has designed and intends to bring to market, in 1997, an alternative scaler product. (See Item 1. Business - PDT Sensor[TRADEMARK] Sc/RP Scaler).

        In January 1993 PDT Byte, Inc. ("Byte"), a wholly owned subsidiary of the Company, entered into a partnership agreement with PerfectByte, Inc., whereby Byte contributed $200,000 for a 50% general partnership interest. Byte will be allocated 40% of all profits of the partnership until cumulative net profits exceed $1,246,420, at which time, Byte's allocation will increase to 50%. All losses will be allocated to the partners in proportion to their capital account balances as of October 31 of each year. As of October 31, 1996, Byte was allocated 99.5% of the partnership's loss.

        As of March 1, 1993, PDT Image, Inc. ("Image"), a wholly owned subsidiary of the Company, entered into a partnership agreement with Source 1 Dental Image, Inc. ("SDI"). Image contributed the right to distribute the Company's products in Canada, valued at $100,000, in exchange for a 50% interest in the partnership. In addition, Image agreed to loan the partnership an amount not to exceed $300,000 to fund the startup working capital requirements of the partnership and to complete the development of certain software programs. Pursuant to the agreement, Image is allocated 50% of net profits, and net losses will be allocated in proportion to the partners' capital accounts at October 31 of each year. As of October 31, 1996, Image was allocated 99% of the partnership loss. This partnership is currently the subject of unresolved litigation. (See
Item 3. Legal Proceedings).

During the years ended October 31, 1996 and 1995, the Company had made advances and investments in these equity affiliates as follows:

                                                          1996           1995
                                                          ----           ----
PROLYCO PRODUCTION COMPANY:
      Advances                                       $   474,408      $ 490,453
      Investment                                         492,194        492,194
      Cumulative equity in net loss of affiliate        (823,842)      (773,329)
      Write-down of investment in affiliate             (142,760)         --
                                                     ------------     ----------
                                                            --          209,318

PERFECTBYTE LIMITED PARTNERSHIP:
      Advances                                         1,214,104        974,202
      Investment                                         200,000        200,000
      Cumulative equity in net loss affiliate         (1,262,860)    (1,077,492)
      Write-down of investment in affiliate             (150,000)         --
                                                     ------------    -----------
                                                           1,244         96,710
PRO-DENTEC CANADA:
      Advances                                         1,487,716      1,303,079
      Investment                                         100,000        100,000
      Cumulative equity in net loss of affiliate      (1,264,341)    (1,075,145)
      Cumulative currency translation adjustment            (226)       (11,276)
                                                     ------------    -----------
                                                         323,149        316,658
                                                     $   324,393     $  622,686
                                                     ============    ==========


        The results of these operations do not reflect the income earned by the Company as sales agent for the products of PerfectByte Limited Partnership and Pro-Lyco Production Company.

        The following is a summary of the condensed aggregate financial position and results of operations for all equity affiliates as of October 31:

                                                          1996           1995
                                                          ----           ----

      Current assets                                 $   398,961     $  642,007
      Noncurrent assets                                   31,289        117,880
                                                      ----------     -----------

      Total assets                                   $   430,250     $  759,887
                                                     ===========     ===========

      Current and total liabilities                   $2,669,628     $3,133,863
      Ownership equity (deficit)                      (2,239,378)    (2,373,976)
                                                      -----------    -----------

      Total liabilities and equity                   $   430,250     $  759,887
                                                     ===========     ===========

      Sales                                           $2,779,537     $3,070,257
                                                                     ===========

      Net loss                                          (456,334)   ($1,054,397)
                                                                    ============

      Company's proportionate share of loss             (425,077)   $(1,012,438)

        The Company's net income in fiscal 1996 was $258,000, which represents a $147,000, increase from net income of $111,000 in fiscal 1995. The improvement in net income resulted from a reduction in cost of goods sold, lower operating losses in the joint venture affiliates, and a reduction in the effective tax rate.


                         CAPITAL RESOURCES AND LIQUIDITY

        As of fiscal year end 1996, the Company had total assets of $8.0 million compared to $7.7 million in 1995. Total liabilities were $3.9 million at the end of both years. The increase in assets primarily reflects additional investment in fixed assets during 1996. At October 31, 1996, stockholders' equity had improved to $4.1 million from $3.8 million at October 31, 1995. The current ratio increased from 1.6 in 1995 to 1.9 in 1996, reflecting an increase in cash and certificates of deposit, and a decrease in accounts payable in 1996 compared to 1995.

        During fiscal years 1996 and 1995, net cash provided from operations of $1,415,000 and $644,000 was used to increase capital items, including manufacturing space and manufacturing and computer equipment, by $345,000 and $178,000; to increase its investments in affiliates by $419,000 and $894,000; and to invest $400,000 in certificates of deposit in 1996.

        The Company currently pays a royalty to a foreign company of $3.00 for each Rota-dent unit sold as part of the cost of obtaining the world-wide rights to manufacture and distribute the product, under an agreement entered into in December, 1988. Under the terms of this agreement, the per unit royalty decreases to $1.50 after an aggregate of $5 million of royalties have been paid. This royalty reduction should occur late in the 1997 or early in the 1998 fiscal year.

        In October, 1994, the Company signed an agreement to enter into a business relationship with Aztec Developments Ltd., a British company. During 1995 and 1996, Aztec and the Company completed the development of an automated periodontal probe. The Company expects to bring this product to market in 1997. During the 24 month period commencing with the date of the first commercial sale of the product, the Company is committed to incur marketing expenditures of not less than $300,000 in connection with the sale of this product, in return for 50% of the profits of the joint venture. The Company does not believe that these expenditures will adversely impact its liquidity.

        The Company has established reserves for potential warranty claims on its products, and such claims have historically been within management's expectations.

        Additional long-term debt, including obligations under capital leases, was incurred in the amount of approximately $457,000 during fiscal 1996, increasing total long term debt to $983,000. The Company believes that it can retire this debt through its normal cash flow.

        The Company defines liquidity as the ability of the Company to generate adequate amounts of cash to meet the Company's operating needs. The Company has historically relied on cash provided from operations to meet a majority of its financial needs and anticipates this will continue in the near term. However, the Company currently has a revolving line of credit with NBD Bank under which it can draw up to $3 million, subject to the availability of collateral. This line of credit is primarily secured by receivables and inventory, and is used to finance the working capital requirements of the Company. The Company also has other sources of credit with which it can finance the purchase of fixed assets. The Company believes these sources of credit combined with cash flow from operations will be sufficient to meet its foreseeable cash requirements.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

        The required financial statements and supplementary data are included in a separate section following the signature page as an addendum to this Form 10-KSB.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

        None.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS
-------  --------------------------------

        The directors and executive officers of the Company are as follows:

                                      AGE AT
        NAME                      JANUARY 1, 1997     POSITION
        ----                      ---------------     --------

        William T. Evans                  54          Director, President and
                                                      Chief Executive Officer

        Robert E. Christian               34          Director, Executive Vice
                                                      President and Treasurer

        Frank H. Newton, III              56          Chief Operating Officer

        J. Robert Lemon                   54          Director

        Timothy A. Nolan                  43          Director

        J. Philip Boesel                  64          Director

        Michael S. Black                  46          Director

        William T. Evans became President and Chief Executive Officer of the Company in February, 1996. Previously, he was the Executive Vice President and Secretary, and has been a Director since 1987. Mr. Evans was an officer of Dynavest Partnership, the original licensee for the Rota-dent product, from 1981 until its dissolution in December of 1992. He is an officer of Multiway Associates, a specialty nutrition company, since 1982. Mr. Evans is a cousin of Timothy A. Nolan, a Director of the Company.

        Robert E. Christian became Executive Vice President, Secretary and Treasurer of the Company in February, 1996. Previously, he was the Senior Vice President and Treasurer, and has been a Director since 1988. Mr. Christian has been Vice President of Data Control and Computer Services for Multiway Associates, a specialty nutrition company, since 1982.

        Frank H. Newton, III has been Chief Operating Officer of the Company since February, 1993. Prior to joining the Company, Mr. Newton was President and Chief Operating Officer of Scott Instruments Corporation, Denton, Texas, since 1988, and prior to that, President and Chief Executive Officer of AVM Systems, Inc., Fort Worth, Texas, for six years.

        J. Robert Lemon has been a director of the Company since 1987, and served as its President from 1987 to 1996, when he resigned to devote full time to other business interests. He continues to work with the Company as a consultant. Mr. Lemon was an officer of Dynavest Partnership, the original licensee for the Rota-dent product, from 1981 until its dissolution in December, 1992; and has been an officer of Multiway Associates, a specialty nutrition company, since 1982.

        Timothy A. Nolan has been a director of the Company since 1988. Mr. Nolan has been Managing Director of Multiway Associates, a specialty nutrition company, since 1987, and an officer and director of V. M. Nutri, Inc., a specialty nutrition company, since 1989. He has been employed by V. M. Nutri since 1982. Mr. Nolan is the cousin of William T. Evans.

        J. Philip Boesel, Jr. has been a director of the Company since 1995. He has been the First Vice President, Investment Banking of Kirkpatrick, Pettis, Smith, Polian, Inc. since 1991. Kirkpatrick Pettis is a subsidiary of Mutual of Omaha. Prior to this Mr. Boesel was the President of Robert G. Dickinson & Co., a regional investment banking firm, from 1971 through 1990, when the company was sold. Mr. Boesel is a former Governor of the National Association of Securities Dealers, and is currently a director of Dealers Lumber Company and Continental Travel Associates. He holds a B.B.A. degree from the University of Wisconsin, and a Masters degree in Business from Michigan State University.

        Michael S. Black has been a director of the Company since 1996. He is a partner in the firm of Smith & Black, CPA's and Consultants, since 1988. He specializes in the areas of corporate information systems and corporate income tax. Mr. Black holds a B.B.A degrees in Accounting and Finance from the University of Wisconsin at Whitewater, and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

        The  following  table  sets  forth the  compensation  paid to William T.
Evans,   Pro-Dentec's  President,   and  other  executive  officers  whose  cash
compensation exceeded $100,000 during the fiscal year ended October 31, 1996.

NAME &                                        BONUS
PRINCIPAL                                     (YEAR     OPTIONS/   ALL OTHER
POSITION                 YEAR      SALARY     EARNED)   SARS (#) COMPENSATION(1)

William T. Evans         1996      $140,000(1)  -0-        -0-         -0-
President                1995       140,000     -0-        -0-         -0-
                         1994       140,000     -0-        -0-         -0-

Frank H. Newton, III     1996      $125,000     -0-        -0-         -0-
Chief Operating Officer  1995       125,000     -0-        -0-         -0-
                         1994       125,000     -0-      100,000       -0-


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                         PERCENT OF
                                            TOTAL
                                        OPTIONS/SARS    EXERCISE OR
                         OPTIONS/SARS     EMPLOYEES     BASE PRICE    EXPIRATION
        NAME              GRANTED (#)  IN FISCAL YEAR    ($/SH.)         DATE
-------------------      ------------  --------------   -----------   ----------

William T. Evans            -0-            -0-             -0-            -0-
President

Robert E. Christian         -0-            -0-             -0-            -0-
Executive Vice President

Frank H. Newton, III        -0-            -0-             -0-            -0-
Chief Operating Officer


________________________

(1) The Company also provides certain of its senior executive officers with certain personal benefits. The Company believes that the individual and aggregate amount of such benefits does not exceed, in the case of any named individual, the lesser of $50,000 or 10% of the reported cash compensation for such individual.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES


                                                            NUMBER OF        VALUE OF UNEXERCISED
                                                           UNEXERCISED           IN-THE-MONEY
                                                           OPTIONS/SARS          OPTIONS/SARS
                                                             AT FISCAL             AT FISCAL
                                                            YEAR-END (#)          YEAR-END ($)
                            SHARES            VALUE        -------------         -------------
                          ACQUIRED ON       REALIZED        EXERCISABLE/          EXERCISABLE/
     NAME                 EXERCISE (#)         ($)          UNEXERCISED           UNEXERCISABLE
     ----                 ------------       -------        ------------          -------------
William T. Evans           -0-                  -0-              -0-                 -0-

Robert E. Christian        -0-                  -0-              -0-                 -0-

Frank H. Newton, III       -0-                  -0-          -0-/100,000            -0-/-0-





        Mr. Newton was granted stock options totaling 100,000 shares vesting in lots of 25,000 shares per year with exercise dates beginning on June 13, 1998 and ending on June 13, 2001. The options expire on June 13, 2004.

        Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during or with respect to fiscal 1996, the Company is not aware of any director, officer or ten percent shareholder that failed to file on a timely basis, as disclosed in the above referenced Forms, reports required by Section 16 (a) under the Securities Exchange Act of 1934 during fiscal 1995 or a prior year.


                                   OPTION PLAN

        In 1989, the Company adopted the Pro-Dentec Incentive Stock Option Plan ("Plan") pursuant to which stock options ("Options") may be granted to key employees and other individuals providing services to the Company. Five million (5,000,000) shares have been reserved for issuance under the Plan, subject to a limitation that options covering shares in excess of 10% of the outstanding shares may not be granted during any one year. The Plan is administered by a committee comprised of three members of the Board of Directors of the Company. Options must be granted at the fair market value of the covered shares as of the date of grant. The Plan has been approved by the shareholders. Options may be granted for a term of up to ten years, but may be terminated upon termination of employment. In 1996, 805,000 option shares expired or were terminated. As of October 31, 1996, options relating to a total of 833,500 shares have been granted to employees and others, of which none were granted in fiscal 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  AND MANAGEMENT
          -----------------------------------------------


        The following table sets forth as of January 1, 1997, the beneficial ownership of the Company's Common Stock, $.01 par value, by all persons known by the Company to own, beneficially or of record, more than five percent of the Company's Common Stock, by each director of the Company, and by all officers and directors as a group:

        NAME AND ADDRESS OF          AMOUNT AND NATURE OF        PERCENT OF
        BENEFICIAL OWNER             BENEFICIAL OWNERSHIP           CLASS
        -------------------          ---------------------       ----------

        William T. Evans                   5,068,178(2)             35.9%
        P. O. Box 4129
        Batesville, AR  72503

        J. Robert Lemon                    4,904,242(3)             34.8%
        P. O. Box 4129
        Batesville, AR  72503

        Robert E. Christian                   310,400                2.2%
        P. O. Box 4129
        Batesville, AR  72503

        Timothy A. Nolan                   5,603,760(4)             39.7%
        P. O. Box 4129
        Batesville, AR  72503

        Directors and Officers as
        a group (4 persons)                10,593,220               75.1%


___________________________

(2) Includes 4,211,360 shares held by a trust principally for the benefit of Mr. Evans. Also includes 717,000 shares held in trust for the benefit of Mr. Evans' mother and nephew for which he disclaims beneficial ownership.

(3) Includes 4,093,360 shares held by a trust principally for the benefit of Mr. Lemon. Also includes 671,000 shares held in trust for the benefit of nephews and nieces of Mr. Lemon for which he disclaims beneficial ownership.

(4) Includes 310,400 shares held by a trust for the benefit of Mr. Nolan. Also includes 5,293,360 shares held as trustee, for which Mr. Nolan disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

        The Company performs commercial printing services for Life Plus, a partnership ("Partnership") engaged in the distribution of specialty nutrition and other health-related products. Messrs. Evans, Christian, Lemon and Nolan, all of whom are officers and/or directors of the Company, are beneficiaries of trusts which are partners in the Partnership. Messrs. Lemon and Nolan are employed by and are officers of the Partnership. During 1996, the Company billed Life Plus $722,000 for printing services. Commercial market rates are charged for these printing services, based on arms-length negotiation between the parties. Payment terms are standard for the trade. Life Plus' payment status is current with regard to receivables currently owed the Company.

        As of October 31, 1996, the Company had made loans to Mr. Christian totaling $52,378. Payments and interest are current.

                                       PART IV


ITEM 13.  FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS
--------  ON FORM 8-K
          ----------------------------------------------


1.      All Consolidated Financial Statements

        (a)    Consolidated Balance Sheets at October 31, 1996 and 1995.

        (b) Consolidated Statements of Operations for Each of the Years in the Two-Year Period Ended October 31, 1996.

        (c) Consolidated Statements of Stockholder's Equity for Each of the Years in the Two-Year Period Ended October 31, 1996.

        (d) Consolidated Statements of Cash Flows for Each of the Years in the Two-Year Period Ended October 31, 1996.

        (e)    Notes to Consolidated Financial Statements.

2.      Financial Statement Schedules

        (a)    Schedule II - Amounts Receivable From Related Parties.

        (b)    Schedule IX - Short-Term Borrowings.

        (c)    Schedule X - Supplemental Income Statement Information.

        (d)    Schedule XI - Computation of Earnings Per Share.

3.      Report of Independent Certified Public Accountants.

4.      Reports on Form 8-K.

5.      Exhibits

        EXHIBIT 3(a) - Articles of Incorporation

        Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed in March 1991 ("1991 Registration Statement")

        EXHIBIT 3(b) - Bylaws
        ------------

        Incorporated herein by reference to Exhibit 3.2 to the 1991 Registration Statement. Bylaws dated December 20, 1995. See Exhibit 3(b)

        EXHIBIT 10 - Material Contracts
        ----------

        (i)     Stock  Incentive  Plan.  Incorporated  herein  by  reference  to
                Exhibit  10.1 of the 1991  Registration  Statement.

        (ii) Secured Credit Agreement with NBD Bank and supporting documents. Attached herewith.

        (iii) Capital Equipment leases with The CIT Group (6). Attached herewith.


        EXHIBIT 21 - Subsidiaries of the Registrant.  Attached herewith.
        ----------

        EXHIBIT 27 - Financial Data Schedule
        ----------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.


Date:   January 24, 1997                   By:    /s/ William T. Evans
                                                  ------------------------------
                                                  William T. Evans
                                                  Principal Executive Officer

Date:   January 24, 1997                   By:    /s/ Richard L. Land
                                                  ------------------------------
                                                  Richard L. Land
                                                  Principal Accounting Officer


        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ J. Robert Lemon              By:    /s/ Robert E. Christian
        ------------------------                -------------------------
        J. Robert Lemon                           Robert E. Christian
        Director                                  Director

Date:   January 24, 1997                   Date:  January 24, 1997



By:     /s/ William T. Evans              By:   /s/ J. Philip Boesel, Jr.
        -------------------------               -------------------------
        William T. Evans                          J. Philip Boesel, Jr.
        Director                                  Director

Date:   January 24, 1997                   Date:  January 24, 1997



By:     /s/ Timothy A. Nolan               By:  /s/ Michael S. Black
        --------------------------              --------------------------
        Timothy A. Nolan                          Michael S. Black
        Director                                  Director

Date:   January 24, 1997                   Date:   January 24, 1997

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                          Description
-----------                          -----------

Exhibit 3(a)                         Articles of Incorporation
                                     Incorporated herein by reference to Exhibit
                                     3.1 to the  Registration  Statement on Form
                                     10 filed in March 1991 ("1991  Registration
                                     Statement")

Exhibit 3(b)                         Bylaws
                                     Incorporated herein by reference to Exhibit
                                     3.2 to  the  1991  Registration  Statement.
                                     Bylaws dated December 20, 1995. See Exhibit
                                     3(b).

Exhibit 10                           Material Contracts

                                     (i)    Stock Incentive  Plan.  Incorporated
                                            herein by  reference to Exhibit 10.1
                                            of the 1991 Registration Statement

                                     (ii)   Secured  Credit  Agreement  with NBD
                                            Bank and supporting documents.

                                     (iii)  Capital  Equipment  leases  with the
                                            CIT Group (6).

Exhibit 21                          Subsidiaries of the Registrant.


Exhibit 27                          Financial Data Schedule