Form 10QSB
period 1997-01-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1997-03-17
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended      January 31, 1997
                                            ------------------------------------

         [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
      For the transition period from___________________to_______________________
              Commission file number:            1-11032
                                     -------------------------------------------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Nevada                                         71-0644350
----------------------------------------               -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                 633 Lawrence Street, Batesville, Arkansas 72501
                 -----------------------------------------------
                    (Address of Principal Executive Offices)
                                 (501) 698-2300
                           (Issuer's telephone number)

_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --     ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 1997: 14,100,000
                                           ---------------------------------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                 JANUARY 31                      OCTOBER 31
                                                                    1997                            1996
                                                                 (unaudited)
                                                                 -----------                     ----------

ASSETS
Current Assets:
Cash and Cash Equivalents                                     $      753,462                   $      727,825
Certificates of Deposit                                              200,000                          400,000
Accounts Receivable:
    Trade - net of allowance for doubtful accounts of $43,000      1,652,305                        1,572,449
    Affiliates                                                       248,057                          160,150
Inventory                                                          2,211,105                        2,212,987
Other Current Assets                                                 601,624                          450,041
                                                              --------------                   --------------
    Total Current Assets                                           5,666,553                        5,523,452

Property and Equipment - Net                                       2,455,447                        1,980,103
Other Assets - net of accumulated
    amortization                                                     139,930                          149,074
Investments - at equity (Note 1)                                     256,612                          324,393
                                                              --------------                   --------------
      Total Assets                                            $    8,518,542                   $    7,977,022
                                                              ==============                   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
Line of Credit                                                $      811,447                   $      726,503
Accounts Payable - Trade                                             782,379                          982,342
Other Accrued Liabilities                                          1,108,945                          982,553
Long-term debt - current portion                                     216,756                          216,756
                                                                     -------                          -------
      Total Current Liabilities                                    2,919,527                        2,908,154

Long-term debt                                                     1,403,817                          983,060

      Total Liabilities                                            4,323,344                        3,891,214
                                                              --------------                   --------------

Stockholders' Equity:
   Common Stock $0.01 par value:  30,000,000 shares
   authorized; 14,100,000 shares issued and outstanding              141,000                          141,000
Additional Paid-in Capital                                           269,917                          263,667
Retained Earnings                                                  3,784,507                        3,681,367
Equity Adjustment from Foreign
   Currency Translation                                        (         226)                    (        226)
                                                              ---------------                  ---------------
Total Stockholders' Equity                                         4,195,198                        4,085,808
                                                              ---------------                  --------------
      Total Liabilities and Stockholders'
       Equity                                                 $    8,518,542                   $     7,977,022
                                                              ===============                  ===============

                                         See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

           For The Three Month Periods Ended January 31, 1997 and 1996



                                             THREE MONTHS ENDED
                                                 JANUARY 31
                                    --------------------------------------------
                                         1997                        1996
                                         ----                        ----

Sales                               $     4,790,397          $    5,536,932

Cost of Goods Sold                        1,942,987               2,471,409
                                    ---------------         ----------------

Gross Profit                              2,847,410               3,065,523

Operating Expenses                        2,512,956               2,822,717
                                    ---------------          ---------------
Income
    from Operations                         334,454                 242,806

Other Income (Expenses)                (    156,246)            (   133,710)
                                    ----------------         ---------------

Net Income
    before Taxes                            178,208                109,096

Provision for
    Income Taxes                             65,807                 41,413
                                   ----------------          --------------

Net Income                         $        112,401          $      67,683
                                   ================          ==============

Net Income per Share               $            .01          $         .00
                                   ================          ==============

Weighted average
    number of shares
    outstanding                          14,103,737             14,476,298
                                   ================          ==============





                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW

                                   (unaudited)

           For The Three Month Periods Ended January 31, 1997 and 1996

Cash Flows from Operating Activities                 1997               1996
                                                     ----               ----
Net Income                                    $    112,401      $       67,683
   Adjustments to reconcile net income
   to net cash from operations:
   Depreciation and amortization                   128,852              69,912
   Deferred compensation expense                     6,250               6,250
Decrease (increase) in:
   Accounts Receivable:
    Trade - Net                                 (   79,856)          ( 317,130)
    Due from Affiliate                          (   87,907)             22,913
    Inventory                                        1,882              17,448
Other Current Assets                            (  151,583)            168,835
Increase (decrease) in:
   Accounts Payable - Trade                     (  199,963)          (  37,650)
   Other Accrued Liabilities                       126,392             250,759
                                              -------------     ---------------
    Net Cash Provided by Operations             (  143,532)            249,020
                                              -------------     ---------------

Cash Flows from Investing Activities:
Purchase of Property and Equipment              (  604,312)          ( 151,630)
Certificates of Deposit                            200,000                 ---
Investment in Joint Ventures                        67,781              21,245
                                              -------------        ------------
    Net Cash (used) for Investing
    Activities                                  (  336,531)          ( 130,385)
                                              -------------        ------------

Cash Flows from Financing Activities:
Increase (Decrease) in Notes Payable                84,944           ( 250,548)
Issuance of long-term debt                         489,660              49,880
Payment of long-term debt                       (   68,904)          (  94,074)
                                              ------------         ------------
     Net Cash (used) for
     Financing Activities                          505,700           ( 294,742)
                                              -------------       --------------
Increase (decrease) in Cash                         25,637           ( 176,107)
Cash and Cash Equivalents -
    Beginning of Period                            727,825             898,641
                                              ---------------     --------------
    End of period                             $    753,462        $    722,534
                                              ===============     ==============



                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the Three Month Periods Ended January 31, 1997 and 1996

Note 1:      Summary of Significant Accounting Policies

               Nature of Organization:

                  Professional Dental Technologies, Inc. (the Company) is engaged primarily in the business of designing, manufacturing, and marketing innovative products and services for dental professionals, to be used in the diagnosis, treatment, and prevention of periodontal and other dental diseases in the general dental practice. The Company extends credit to its customers in the normal course of business. Customers of the Company are dentists located throughout the world with the primary customer base in the United States.

               Principles of Consolidation:

                  The consolidated financial statements include the results of operations, account balances and changes in cash flows of the Company and its wholly-owned subsidiaries: Professional Dental Marketing, Inc., Professional Dental Hygienists, Inc., Professional Dental Technologies Therapeutics, Inc., Pro-Dentec FSC, Inc., PDT Image, Inc., PDT Byte, Inc., Professional Dental Manufacturing, Inc., (F.K.A. PDP, Inc.), Professional Dental Printing, Inc. and Professional Dental Probes, Inc. All significant intercompany accounts and transactions have been eliminated.

                  In October, 1996, the Company initiated the liquidation of PDT Production Corporation. The final settlement of all assets and liabilities of this company, as a result of the liquidation, is expected to occur during 1997. Professional Dental Printing, Inc. and Professional Dental Marketing, Inc., commenced operations on January 1, 1997. Professional Dental Probes, Inc. had no activity or account balances during the quarter.

               Cash Equivalents:

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and time deposits with an original maturity of three months or less, in addition to all checking, savings and money market accounts, to be cash and equivalents.

               Certificates of Deposit:

                  Certificates of deposit consist of time deposits in financial institutions with maturities at date of purchase of six months. Such instruments are carried at cost which approximates market value.

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the Three Month Periods Ended January 31, 1997 and 1996

Note 1:      Summary of Significant Accounting Policies (Continued)

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

                Long-Lived Assets:

                  The Company will adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) in fiscal 1997. SFAS 121 is effective for years beginning after December 15, 1995 and requires the Company to review long lived assets and certain identifiable intangibles for impairment, by estimating the future cash flows expected to result from the use and disposal of the asset in comparison with the carrying value of the asset. The Company has not yet determined what effect, if any, adoption of SFAS 121 will have on the 1997 financial statements.

               Investments in and Advances to Affiliates:

                  The equity method of accounting is used to account for investments made when the Company has the ability to exercise significant influence over the operating and financial polices of an investee, generally involving a 20% to 50% interest in those investees.

                  Under the equity method, original investments are recorded at cost, increased for subsequent investments in and advances to the investee, and adjusted for the Company's share of undistributed earnings or losses of the investee.

               Accrued Warranty Costs:

                  Accrued warranty costs consist of the estimated replacement cost of product returned to the Company pursuant to the terms of their product warranties and is computed based upon historical information.

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the Three Month Periods Ended January 31, 1997 and 1996

Note 1:      Summary of Significant Accounting Policies (Continued)

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

               Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Concentration of Credit Risk:

                  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. The Company maintains cash in bank deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company believes it has its cash deposits at high quality financial institutions. The Company believes no significant credit risk exists with respect to these deposits.

                  Accounts receivable arise from the sale of dental products to dental professionals located throughout the world but principally in the United States. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the dental industry.

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the Three Month Periods Ended January 31, 1997 and 1996

Note 1:      Summary of Significant Accounting Policies (Continued)

               Income Taxes:

                  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

               Stock-Based Compensation:

                  The Company will adopt Statement of Financial Accounting SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in fiscal 1997. SFAS 123 is effective for years beginning after December 15, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans. Since the Company intends to elect continued recognition of certain stock-based compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees, no effect on the Company's expense recognition is expected.

               Foreign Currency Translation:

                  The functional currency of Pro-Dentec Canada, a U.S. partnership, accounted for under the equity method, is the Canadian dollar. The adjustment resulting from the translation of the Canadian financial statement is reflected as a separate component of stockholders' equity.

               Reclassifications:

                  Certain reclassifications have been made to the 1996 financial statements in order to conform with 1997 financial statement presentation. These reclassifications had no effect on stockholders equity or net income, as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1997 AND 1996
        -----------------------------------------------------------

              RESULTS OF OPERATIONS. For the period ended January 31, 1997, net sales were $4.8 million compared with $5.5 million in the 1996 first quarter. This result is attributable to decreases in sales within both the Company's clinical and equipment product lines. Sales of the intra-oral camera decreased as a direct result of management's decision to hold the line on the price of the Company's product in the face of destructive price competition in the market. Computer system revenues were also down, primarily as a result of the Company's decision to transition sales responsibility to independent value-added resellers
        (VARs), who typically supply the hardware portion of the system, which was previously sold by the Company. There was also a reduction in revenue from the sale of ultrasonic scalers as the Company transitioned to the sale of a newly designed scaler product, the Pro-Select-3(R). Shipments of the Pro-Select-3 did not commence until the beginning of the second quarter of 1997. Rota-dent(R) revenues were also down, likely the result of anticipatory buying by customers during the previous quarter, in reaction to an announced 6% price increase. These decreases were partially offset by an increase in sales of the Company's pharmaceutical product line.

              The Company's total sales revenue during the three months ended January 31, 1997 and 1996 have been principally attributable to the Rota-dent. Sales of the Rota-dent, including accessories and foreign sales, were $3.7 million in the 1997 first quarter compared to $4.0 million in the 1996 period. Other clinical products, (the scaler and the pharmaceutical product line) generated revenues of $0.6 million in the first quarter of both years. Revenue from the sale of the camera and computer-based products amounted to $0.3 million in 1997 compared to $0.7 million in the first quarter of 1996.

              The cost of goods sold for the three months ended January 31, 1997, decreased to $1.9 million (41% of sales) from $2.5 million (45% of sales) for the same period in 1996. The improvement in gross margin resulted from lower cost to manufacture the Rota-dent, due to a significant investment in new manufacturing equipment in the second half of 1996, better enforcement of the Company's returned goods policy, and a favorable change in product mix.

              Operating expenses decreased to $2.5 million during the first three months of 1997, from $2.8 million during the first three months of 1996, in line with the year-to-year decrease in revenue, except that general and administrative expense increased, largely as a result of legal costs incurred in connection with the Canadian litigation. (See
        Part II, Item 1). Other income and expense, consisting primarily of the profit/loss of non-consolidated affiliates and interest income/expense, was up slightly in 1997, due to higher interest expense and a continuing writedown of investment in the PerfecfByte partnership.

              As a result of the changes noted above, net income for the three month period ended January 31, 1997, was $112,000 compared to $68,000 in the 1996 period, an increase of approximately 65%.

              CAPITAL RESOURCES AND LIQUIDITY. On January 31, 1997 the Company's total assets were $8.5 million, compared to $8.0 million at October 31, 1996. The increase was primarily attributable to the addition of fixed assets. Total liabilities were $4.3 million, compared to $3.9 million at October 31, 1996. The increase is due to additional long term debt, incurred to finance the fixed asset additions. Stockholders' equity was $4.2 million, an increase of $0.1 million from the October 31, 1996 total, the result of earnngs during the period. During the three months ended January 31, 1997, net cash provided from operations was ($144,000) compared to $249,000 in the 1996 period. The negative cash from operations in the 1997 period largely resulted from a paydown of trade accounts payable.

              The Company has established reserves for potential warranty claims on its primary products, and such claims have historically been within management's expectation.

              The Company defines liquidity as the ability to generate adequate amounts of cash to meet the its needs. The Company has historically relied on cash provided from operations to meet its working capital needs, and anticipates this will continue in the near term. However, the Company currently has a revolving line of credit with NBD Bank under which it can draw up to $3 million, subject to the availability of collateral. This line of credit is primarily secured by receivables and inventory, and may be used to finance the additional working capital requirements of the Company. The Company also has other sources of credit with which it can finance the purchase of fixed assets, and anticipates that these or other credit sources will be utilized for most future fixed asset additions. The Company believes these sources of credit combined with cash flow from operations will be sufficient to meet its foreseeable cash requirements.


                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               On June 26, 1995, PDT Image, Inc., a wholly owned subsidiary of Professional Dental Technologies, Inc., filed a Petition for Declaratory Decree and Restraining Order against Source-1 Dental Image, Inc., ("SDI") and its two principal officers. SDI and PDT Image are partners in the partnership known as Pro-Dentec Canada. PDT Image was granted a Temporary Restraining Order by the Court, and later it amended its claim to include, among other matters, damages for fraud, breach of fiduciary duty and civil conspiracy. In July, 1995, SDI filed its response and a counterclaim for dissolution of the partnership. Trial was held in the Chancery Court of Independence County, Arkansas, in September, 1996.

               By letter dated February 24, 1997, the Court issued its ruling in the matter. SDI and its two principal officers were found to have breached their fiduciary responsibility, committed actual and constructive fraud and engaged in civil conspiracy. They were also found to be in contempt of the Temporary Restraining Order.

               The Court has ruled that the partnership agreement be rescinded, that SDI's license rights in software developed were awarded to PDT Image, and that SDI and its principals are to make restitution to PDT Image in an amount which will be determined after the final decree is signed by the Court, but which may approximate $900,000.

        The SDI principals are personally and individually responsible for the payment of the restitution. The Temporary Restraining Order has been made permanent.

               Company officials caution that the value of the license rights assigned to PDT Image is in question due to the existance in the market of competing software. Also, there can be no assurance that PDT Image will be able to collect any or all of the amount of the ordered restitution.

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

               "NONE"


ITEM 5.        OTHER INFORMATION

               "NONE"


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                Form 8-K dated February 28, 1997, announcing the decision of the Court in the SDI litigation. See PART II, ITEM 1, "LEGAL PROCEEDINGS".

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PROFESSIONAL DENTAL
                                                    TECHNOLOGIES, INC.
                                             ----------------------------------
                                                       (Registrant)


        March 13, 1997                       /s/ William T. Evans
------------------------------               ----------------------------------
           Date                                      William T. Evans
                                                     President & CEO


        March 13, 1997                       /s/ R.L. Land
-----------------------------                ----------------------------------
           Date                                      R. L. Land
                                                     Controller