Form 10QSB
period 1997-04-30
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1997-06-12
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Form 10-QSB
(Mark One)
           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended      APRIL 30, 1997
                                           ---------------------------
            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
      For the transition period from                         to
                                     ----------------------      -------------
            Commission file number:       1-11032
                                   ------------------------

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                    --------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

            NEVADA                                             71-0644350
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

               633 LAWRENCE STREET, BATESVILLE, ARKANSAS 72501
               -----------------------------------------------
                   (Address of Principal Executive Offices)
                                (870) 698-2300
                                --------------
                         (Issuer's telephone number)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes     No
                                                                 ---    -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes
of common equity, as of May 30, 1997:     14,100,000
                                     --------------------------

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET

                                            APRIL 30        OCTOBER 31
                                              1997             1996
                                           (UNAUDITED)
                                           -----------    ------------
ASSETS
Current Assets:
Cash and Cash Equivalents                  $   714,415    $   727,825
Certificates of Deposit                           --          400,000
Accounts Receivable:
   Trade - net of allowance for doubtful
           accounts of $43,000               1,769,163      1,572,449
   Affiliates                                  149,234        160,150
Inventory                                    2,120,100      2,212,987
Other Current Assets                           722,015        450,041
                                           -----------    -----------
   Total Current Assets                      5,474,927      5,523,452

Property and Equipment - Net                 2,468,561      1,980,103
Other Assets - net of accumulated
   amortization                                129,957        149,074
Investments - at equity (Note 1)               313,305        324,393
                                           -----------    -----------
    Total Assets                           $ 8,386,750    $ 7,977,022
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit                             $   688,510    $   726,503
Accounts Payable - Trade                       824,499        982,342
Other Accrued Liabilities                    1,023,666        982,553
Long-term debt - current portion               216,755        216,756
                                           -----------    -----------
    Total Current Liabilities                2,753,430      2,908,154

Long-term debt                               1,326,665        983,060

    Total Liabilities                        4,080,095      3,891,214
                                           -----------    -----------

Stockholders' Equity:
  Common Stock $0.01 par value:
  30,000,000 shares authorized;
  14,100,000 shares issued and
  outstanding                                  141,000        141,000
Additional Paid-in Capital                     276,167        263,667
Retained Earnings                            3,889,714      3,681,367
Equity Adjustment from Foreign
  Currency Translation                            (226)          (226)
                                           -----------    -----------
Total Stockholders' Equity                   4,306,655      4,085,808
                                           -----------    -----------
    Total Liabilities and Stockholders'
     Equity                                $ 8,386,750    $ 7,977,022
                                           ===========    ===========

                      See Notes to Financial Statements


                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                 (UNAUDITED)

      FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996



                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                   APRIL 30                          APRIL 30
                          -----------------------------   ----------------------------
                               1997            1996            1997            1996
                               ----            ----            ----            ----
Sales                     $  5,946,451    $  5,525,048    $ 10,736,848    $ 11,061,980

Cost of Goods Sold           2,534,837       2,391,021       4,477,824       4,862,430
                          ------------    ------------    ------------    ------------

Gross Profit                 3,411,614       3,134,027       6,259,024       6,199,550

Operating Expenses           3,106,136       2,888,848       5,619,092       5,711,565
                          ------------    ------------    ------------    ------------
Income
   from Operations             305,478         245,179         639,932         487,985

Other Income (Expenses)       (145,819)        (97,683)       (302,065)       (231,394)
                          ------------    ------------    ------------    ------------
Net Income
   before Taxes                159,659         147,496         337,867         256,591

Provision for
   Income Taxes                (63,563)        (55,990)       (129,370)        (97,402)
                          ------------    ------------    ------------    ------------

Net Income                $     96,096    $     91,506    $    208,497    $    159,189
                          ============    ============    ============    ============

Net Income per Share      $        .01    $        .01    $        .01    $        .01
                          ============    ============    ============    ============

Weighted average
   number of shares
   outstanding              14,103,737      14,476,298      14,103,737      14,476,298
                          ============    ============    ============    ============


                      See Notes to Financial Statements

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOW

                                 (UNAUDITED)

           FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

                                                         1997            1996
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $ 208,497       $ 159,189
  Adjustments to reconcile net income
  to net cash from operations:
  Depreciation and amortization                         298,736         174,696
  Deferred compensation expense                          12,500          12,500
Decrease (increase) in:
  Accounts Receivable:
   Trade - Net                                         (196,714)       (426,853)
   Due from Affiliate                                    10,916          50,891
   Inventory                                             92,887          94,713
Other Current Assets                                   (271,974)        214,176
Other Deferred Items:                                     8,620            --
Increase (decrease) in:
  Accounts Payable - Trade                             (157,843)        (29,895)
  Other Accrued Liabilities                              41,113          38,707
                                                      ---------       ---------
   Net Cash Provided by Operations                       46,738         288,124
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                     (777,180)       (661,866)
Loss on Disposal of Equipment                               333            --
Certificates of Deposit                                 400,000            --
Increase (Decrease) in Other Assets                        --              (650)
Investment in Joint Ventures                             11,088          83,431
                                                      ---------       ---------
   Net Cash (used) for Investing
   Activities                                          (365,759)       (579,085)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Notes Payable                    (37,993)       (110,339)
Issuance of long-term debt                              489,660         453,592
Payment of long-term debt                              (146,056)        (84,073)
                                                      ---------       ---------
   Net Cash (used) for
   Financing Activities                                 305,611         259,180
                                                      ---------       ---------

Increase (decrease) in Cash                             (13,410)        (31,781)
Cash and Cash Equivalents -
   Beginning of Period                                  727,825         898,641
                                                      ---------       ---------
   End of period                                      $ 714,415       $ 866,860
                                                      =========       =========




                      See Notes to Financial Statements

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

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

            In October, 1996, the Company initiated the liquidation of PDT Production Corporation. The final settlement of all assets and liabilities of this company, as a result of the liquidation, is expected to occur during 1997. Professional Dental Printing, Inc. and Professional Dental Marketing, Inc., commenced operations on January 1, 1997. Professional Dental Probes, Inc., has had no activity or account balances during the year to date.

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

           FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

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

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Accounts receivable arise from the sale of dental products to dental professionals located throughout the world but principally in the United States. The Company performs ongoing credit evaluations of its customers' financial condition, and

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Concentration of Credit Risk (Continued)

            generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the dental industry.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

         RESULTS OF OPERATIONS. For the six month period ended April 30, 1997, net sales were $10.7 million, a decrease of about 3%, compared to $11.1 million for the same period in 1996. This result is attributable to decreases in sales within both the Company's equipment and clinical product lines. Sales of the intra-oral camera decreased as a direct result of management's decision to hold the line on the price of the Company's product in the face of severe price competition in the market. Computer system revenues were also down, primarily as a result of the Company's decision to transition sales responsibility to independent value-added resellers (VARs), who typically supply the hardware portion of the system, which was previously sold by the Company. A decrease in Rota-dent(R) revenues, which occurred chiefly during the first quarter of 1997, was likely the result of anticipatory buying by customers during the previous quarter, in reaction to an announced 6% price increase. These decreases were partially offset by an increase in sales of the Company's pharmaceutical and scaler product lines, which benefitted from the introduction, in the second quarter of 1997, of the all-new Pro-Select 3 ultrasonic scaler, and the continued growth and expansion of the pharmaceutical product line.

         The Company's sales revenues during the six months ended April 30, 1997 and 1996 have been substantially attributable to sales of the Rota-dent and accessories. During the first six months of 1997, revenue from such sales, including foreign sales, amounted to $7.8 million compared to $8.2 million for the same period in 1996. Revenue received during the first half of 1997 from the sale of pharmaceutical and scaler products totaled $1.9 million compared to $1.4 million in the 1996 period. Other sources of revenue included the Company's sales of the Prism camera, Victor and other computer-based products, which amounted to $0.5 million for the first half of 1997 and $1.1 million in the six month period ended April 30, 1996. The balance of the Company's revenue in both years resulted from seminar fees and sale of printed literature.

         The cost of goods sold for the six months ended April 30, 1997 was $4.5 million, compared to $4.9 million for the period ended April 30, 1996. Gross profit percentage improved to 58.3% in the 1997 period from 56.0% in 1996. This improvement is attributable to increased manufacturing effectiveness, resulting from investments the Company made in 1996 in plastic injection molding machinery with which to produce Rota-dent parts previously purchased from outside vendors.

         Operating expenses were $5.6 million during the first six months of 1997, as compared to $5.7 million during the first half of 1996. Selling expense was up shightly in the 1997 period as a result of hiring to increase the size of the outside sales force, and increased promotional expenditures for the Rota-dent. General and administrative expense was also up slightly, primarily as a result of litigation expense relating to the lawsuit with the Company's Canadian joint venture partner (See LEGAL PROCEEDINGS). Reductions in product development expense, resulting from the completion of the scaler development project, more than offset these increases.

         Other income and expense, consisting primarily of the profit or loss from non-consolidated affiliates, and interest income/expense, netted an expense of $302,000 for the first six months of 1997, compared with an expense of $231,000 for the same period in 1996. The increase is primarily a result of higher interest expense in 1997, resulting from debt incurred in the acquisition of fixed assets, and from the continued writedown of investment in the PerfectByte partnership.

         As a result of the changes noted above, net income for the six month period ended April 30, 1997 was $208,000, an increase of 31%, compared to $159,000 for the same period in 1996.

         CAPITAL RESOURCES AND LIQUIDITY. On April 30, 1997 the Company's total assets were $8.4 million, compared to $8.0 million at October 31, 1996, resulting primarily from an increase in fixed assets. Total liabilities were $ 4.1 million, an increase of $0.2 million compared to year-end liabilities of $3.9 million, resulting from long term debt incurred to acquire the additional fixed assets. Stockholders' Equity increased by $0.2 million, to $4.3 million, as a result of earnings during the period.

         For the six month period ended April 30, 1997, net cash provided from operations was $47,000 compared to $288,000 in the 1996 period. Cash from operations was adversely affected in the 1997 period by an increase in accounts receivable, resulting from increased sales in the second quarter, a decrease in accounts payable, resulting from a reduction in parts purchases, and an increase in other current assets, resulting from an increase of prepaid literature and prepaid state and federal income taxes.



      FOR THE THREE MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

         RESULTS OF OPERATIONS. For the three month period ended April 30, 1997, net sales increased 7% to $5.9 million, compared to $5.5 million in the 1996 period. This result is primarily attributable to an increase in the sale of the Company's scaler and pharmaceutical product lines, partially offset by a decline in sales of computer equipment. The pharmaceutical product line continues to grow, resulting from increased market penetration and an expanding product line. Revenues from the sale of ultrasonic scalers increased as a result of the introduction of the Pro-Select 3, a newly designed scaler-irrigator product, which commenced shipping at the beginning of the 1997 second quarter. Computer system revenues were down compared to the 1996 second quarter as a result of the Company's decision to transition sales responsibility to independent value-added resellers (VARs), who typically supply the hardware portion of the system previously sold by the Company.

         The Company's sales revenue during the three months ended April 30, 1997 and 1996 were principally attributable to the Rota-dent. Sales of this product, including accessories and foreign sales, were $4.1 million in the 1997 second quarter, compared to $4.2 million in the 1996 period. Other clinical products, (the scaler and pharmaceutical product lines) generated revenues of $1.2 million in the second quarter of 1997, compared to $0.8 million in the 1996 period. Revenue from the sale of computer-based products amounted to $0.2 million in the 1997 quarter compared to $0.6 million in the second quarter of 1996. Revenues from seminar fees and the sale of printed literature also increased in 1997, and accounted for the balance of the Company's revenue in both years.

         Cost of goods sold for the three months ended April 30, 1997 was $2.5 million, compared to $2.4 million in 1996. In percentage terms, the increase in cost of goods was less than the increase in revenue. The resulting approximate 1% improvement in gross profit margin is attributable to increased manufacturing efficiency, resulting form investments the Company made in 1996 in plastic injection molding machinery with which to manufacture Rota-dent parts previously purchased from outside vendors.

         Operating expense was $3.1 million in the second quarter of 1997 compared to $2.9 million in the 1996 period, in line with the increase in revenues. Other income and expense, consisting primarily of the profit/loss of non-consolidated affiliates and interest income/expense, was an expense of $146,000 in the 1997 second quarter, compared to an expense of $98,000 in the 1996 period. The increase in expense resulted primarily from higher interest cost.

         As a result of the changes noted above, net income for the three month period ended April 30, 1997, was $96,000 compared to $92,000 in the 1996 period, in line with the increase in revenue for the quarter.

         CAPITAL RESOURCES AND LIQUIDITY. On April 30, 1997 the Company's total assets were $8.4 million, compared to $8.0 million at October 31, 1996, resulting from an increase in fixed assets. Total liabilities were $4.1 million, an increase of $0.2 compared to year end liabilities of $3.9 million, resulting from long term debt incurred to acquire the additional fixed assets. Stockholders' Equity increased by $0.2 million, to $4.3 million, as a result of earnings during the period since October 31, 1996.

         For the three month period ended April 30, 1997, net cash provided from operations was ($36,000). Cash from operations was adversely affected in the 1997 period by an increase in accounts receivable, resulting from increased sales in the second quarter, and an increase in other current assets, resulting from an increase of prepaid literature and prepaid state and federal income taxes.


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

          In its decree dated April 22, 1997, the Court issued its ruling in the matter. SDI and its two principal officers were found to have breached their fiduciary responsibility, committed actual and constructive fraud and engaged in civil conspiracy. They were also found to be in contempt of the Temporary Restraining Order.

          The Court has ruled that the partnership agreement be rescinded, that SDI's license rights in software developed be awarded to PDT Image, and that SDI and its principals are to make restitution to PDT Image in the amount of approximately $909,000. The SDI principals are personally and individually responsible for the payment of the restitution. The Temporary Restraining Order has been made permanent.

          On May 5, 1997, SDI and its two principal officers filed Notice of Appeal. They have not posted an appeal bond. PDT Image is therefore proceeding with efforts to have the judgement enforced.

          The Company cautions that the value of the license rights assigned to PDT Image is in question due to the existance in the market of competing software. Also, there can be no assurance that PDT Image will be able to collect any or all of the amount of the ordered restitution.


          On April 24, 1997, the Company and its subsidiary PDT Production Corporation ("PDT Production") were served with a complaint by Lysta Production A/S ("Lysta"), the parent of the Company's former partner in the Prolyco Production Company ("Prolyco"), which manufactured the PDT Sc/RP ultrasonic scaler, previously sold by the Company.

          On June 18, 1996, PDT Production offered to buy Lysta's interest in Prolyco for $20,000. Under the terms of the partnership agreement, Lysta had the option to accept the offer, or in the alternative, to purchase the Company's interest for the same amount. By letter dated August 22, 1996, Lysta elected to sell its partnership interest rather than buy the interest owned by the Company. The sale was closed on September 20, 1996. This transaction terminated the Prolyco partnership, and PDT Production became the successor in interest. In conjunction with the closing, PDT Production and the Company signed a promissory note for approximately

      $45,000, representing the balance of the amount owed under the minimum guaranteed royalty provision of the license agreement then in effect between Lysta and Prolyco ("License") for the previous year.

          On October 31, 1996, PDT Production executed an Assignment for the Benefit of Creditors ("Assignment"). The effect of the Assignment was to terminate the License by its terms. The termination of the License caused the termination of the partnership agreement by its terms. With the termination of the License, the Company's obligation to make annual minimum guaranteed royalty payments was terminated. As of the date of the Assignment, the only creditors of PDT Production were Lysta and the Company. The Assignee subsequently caused the assets of PDT Production to be liquidated, and the cash proceeds from the liquidation are currently in his possession.

          The complaint alleges that absent termination of the License, the Company would have been obligated to pay guaranteed minimum royalties through the year 2050. Lyco thereby claims $8.8 million in actual losses plus unspecified punitive damages. The Company believes this claim is without merit. The complaint also alleges additional damages totalling approximately $112,000 relating to purported wrongful detention of, and damage to, equipment belonging to Lysta. The Company believes this assertion is without merit. The complaint also alleges that the Company is utilizing confidential and proprietary know-how owned by Lysta to manufacture its new dental scaler, and seeks a preliminary injunction to prevent the Company from manufacturing or selling dental scalers. The Company believes this claim is without merit.

          The complaint also asks that the note for $45,000 plus accrued interest, as well as certain actual and guaranteed royalties, amounting to approximately $50,000, which became due prior to the Assignment, be paid. The Company does not deny its obligation to pay amounts owed. Payment was to be made from the proceeds of the liquidation of the assets of PDT Production, with funds now in the possession of the Assignee.


          On May 29, 1997, the Company was served with a lawsuit by a former employee, alleging discrimination on the basis of her sex. At the time this report was filed, the Company and its attorneys had reached no conclusions as to the merits of the claim. However, the Company does have a strict, written policy of non-discrimination.


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


                                              PROFESSIONAL DENTAL
                                              TECHNOLOGIES, INC.
                                              ------------------
                                              (Registrant)


June 10, 1997                                 /s/ William T. Evans
----------------------------------            ---------------------------------
            Date                                William T. Evans
                                                President & CEO


June 10, 1997                                 /s/ Richard L. Land
----------------------------------            ---------------------------------
            Date                                Richard L. Land
                                                Vice Predident & Controller