Form 10QSB
period 1997-07-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1997-09-11
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended July 31, 1997
                                               ---------------------------

             [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
      For the transition period from _______________ to ______________________
            Commission file number:   _____1-11032____________________________

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                             71-0644350
--------------------------------                       -------------------------
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

   __________________________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X___ No_________________

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes _______ No_______.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of August 29, 1997:______14,100,000___________

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                         JULY 31      OCTOBER 31
                                                          1997           1996
                                                       (Unaudited)
                                                       -----------    ----------

ASSETS
Current Assets:
Cash and Cash Equivalents                           $   687,537      $   727,825
Certificates of Deposit                                     ---          400,000
Accounts Receivable:
   Trade - net of allowance for
    doubtful accounts of $47,286                      1,825,062        1,572,449
   Affiliates                                           154,468          160,150
Inventory                                             2,585,334        2,212,987
Other Current Assets                                    787,411          450,041
                                                    -----------       ----------
   Total Current Assets                               6,039,812        5,523,452

Property and Equipment - Net                          2,385,109        1,980,103
Other Assets - net of accumulated
   amortization                                         120,149          149,074
Investments - at equity (Note 1)                         49,040          324,393
                                                    -----------      -----------
    Total Assets                                    $ 8,594,110      $ 7,977,022
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit                                      $   400,569      $   726,503
Accounts Payable - Trade                              1,171,996          982,342
Other Accrued Liabilities                             1,172,098          982,553
Long-term debt - current portion                        216,755          216,756
                                                    -----------      -----------
    Total Current Liabilities                         2,961,418        2,908,154

Long-term debt                                        1,240,715          983,060

    Total Liabilities                                 4,202,133        3,891,214
                                                     ----------      -----------

Stockholders' Equity:
  Common Stock $0.01 par value:  30,000,000 shares
  authorized; 14,100,000 shares issued
    and outstanding                                    141,000           141,000
Additional Paid-in Capital                             282,417           263,667
Retained Earnings                                    3,968,786         3,681,367
Equity Adjustment from Foreign
  Currency Translation                               (     226)        (    226)
                                                    ----------       ----------
Total Stockholders' Equity                           4,391,977        4,085,808
                                                   -----------        ---------
    Total Liabilities and Stockholders' Equity      $8,594,110       $7,977,022
                                                   ===========       ==========

                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

        FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996


                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                        JULY 31                              JULY 31
                                   -------------------                -------------------
                                   1997           1996                 1997          1996
                                   ----           ----                 ----          ----

Sales                            $  6,276,101     $ 5,143,922     $ 17,012,949  $16,205,902

Cost of Goods Sold                  2,568,893       2,202,827        7,046,717    7,065,257
                                 ------------     -----------     ------------    ---------

Gross Profit                        3,707,208        2,941,095       9,966,232    9,140,645

Operating Expenses                  3,543,945        2,783,680       9,163,037    8,495,245
                                 ------------     -----------     ------------    ---------

Income from Operations                163,263          157,415         803,195      645,400

Other Income (Expenses)            (   36,086)     (   146,626)       (338,151) (   378,020)
                                 ------------     -----------     ------------    ---------
Net Income before Taxes               127,177           10,789         465,044      267,380

Provision for
   Income Taxes                    (   48,105)     (     1,108)   (    177,475) (    98,510)
                                 ------------     -----------     ------------    ---------

Net Income                        $    79,072     $      9,681    $    287,569  $   168,870
                                 ------------     -----------     ------------    ---------

Net Income per Share              $       .01     $        .00             .02          .01
                                 ============     ============    ============    =========

Weighted average
   number of shares
   outstanding                     14,103,737       14,476,298      14,103,737   14,476,298
                                   ==========       ==========      ==========   ==========


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW

                                   (UNAUDITED)

             FOR THE NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996

                                                1997                   1996
                                                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $  287,569             $  168,871
  Adjustments to reconcile net income
  to net cash from operations:
  Depreciation and amortization               456,184                255,578
  Deferred compensation expense                18,750                 18,750
Decrease (increase) in:
  Accounts Receivable:
   Trade - Net                               (252,613)              (498,639)
   Due from Affiliate                           5,682                 50,694
   Inventory                                 (372,347)               254,097
Other Current Assets                         (337,370)               190,697
Other Deferred Items:                           8,620                  ---
Increase (decrease) in:
  Accounts Payable - Trade                     189,654              (468,430)
  Other Accrued Liabilities                    189,545               284,094
                                             ---------             ---------
   Net Cash Provided by Operations             193,674               255,712
                                             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment            (854,160)             (702,947)
Loss on Disposal of Equipment                     9,290                ---
Liquidation of Fixed Assets                       3,835                ---
Certificates of Deposit                         400,000                ---
Increase (Decrease) in Other Assets                ---              (    151)
Investment in Joint Ventures                    275,353              163,202
                                             ----------          -----------
   Net Cash (used) for Investing
   Activities                                  (165,682)            (539,896)
                                             ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Notes Payable           (325,934)            (201,489)
Issuance of long-term debt                      497,244              478,155
Payment of long-term debt                      (239,590)            (137,389)
                                             ----------           ----------
   Net Cash (used) for
   Financing Activities                        ( 68,280)             139,277
                                             ----------           ----------

Increase (decrease) in Cash                    ( 40,288)            (144,907)
Cash and Cash Equivalents -
   Beginning of Period                          727,825              898,641
                                           ------------          -----------
   End of period                           $    687,537          $   753,734
                                           ============          ===========


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996

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

            In October, 1996, the Company initiated the liquidation of PDT Production Corporation. The final settlement of all assets and liabilities of this company, as a result of the liquidation is currently the subject of litigation (See LEGAL PROCEEDINGS).
            Professional Dental Printing, Inc. and Professional Dental Marketing, Inc., commenced operations on January 1, 1997. Professional Dental Probes, Inc., has had no activity or account balances during the year to date.

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

             FOR THE NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996

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

           Long-Lived Assets:

            The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) in fiscal 1997. SFAS 121 is effective for years beginning after December 15, 1995 and requires the Company to review long lived assets and certain identifiable intangibles for impairment, by estimating the future cash flows expected to result from the use and disposal of the asset in comparison with the carrying value of the asset. The Company has not yet determined what effect, if any, adoption of SFAS 121 will have on the 1997 financial statements.

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

             FOR THE NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996

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

             FOR THE NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996

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

          Stock-Based Compensation:

            The Company has adopted Statement of Financial Accounting SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in fiscal 1997. SFAS 123 is effective for years beginning after December 15, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans. The Company intends to elect continued recognition of certain stock-based compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees; the Company has not yet determined what effect, if any, adoption of SFAS 123 will have on the 1997 financial statements.

          Foreign Currency Translation:

            The functional currency of PDT Image, Inc., is the Canadian dollar. The adjustment resulting from the translation of the Canadian financial statement is reflected as a separate component of stockholders' equity.

          Reclassifications:

            Certain reclassifications have been made to the 1996 financial statements in order to conform with 1997 financial statement presentation. These reclassifications had no effect on stockholders' equity or net income, as previously reported.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      FOR THE NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996
      -------------------------------------------------------

         RESULTS OF OPERATIONS. For the nine month period ended July 31, 1997, net sales were $17.0 million, an increase of about 5%, compared to $16.2 million for the same period in 1996. This result is attributable to increases in the sale of the Company's ultrasonic scaler and pharmaceutical product lines, partially offset by a decline in sales of computer-based and intra-oral camera products. Sales of scaler products reflect the successful introduction of the newly-designed Pro-Select 3[TRADEMARK] product; expansion of pharmaceutical product sales represents a continuation of a long term trend in the Company's business. Sales of the intra-oral camera decreased as a direct result of management's decision to hold the line on the price of the Company's product in the face of severe price competition in the market. Computer system revenues were also down, primarily as a result of the Company's decision to transition sales responsibility to independent value-added resellers (VARs), who typically supply the hardware portion of the system, which was previously sold by the Company. Due to a successful result in the litigation regarding the Pro-Dentec Canada partnership (see LEGAL PROCEEDINGS), that partnership was terminated as part of the decree of the Court. As a consequence, the Company began to report Canadian revenues (PDT Image, Inc.) on a consolidated basis as of May 1, 1997. Net additional revenues resulting from this consolidation accounted for approximately $0.3 million of the 1997 nine month total.

         The Company's sales revenues during the nine months ended July 31, 1997 and 1996 have been substantially attributable to sales of the Rota-dent and accessories. During the first nine months of both 1997 and 1996, revenue from such sales, including foreign sales, amounted to $12.1 million. Revenue generated during the first nine months of 1997 from the sale of pharmaceutical and scaler products totaled $3.2 million compared to $2.1 million in the 1996 period. Other product revenue included the Company's sales of the Prism camera, Victor and other computer-based products, which amounted to $0.8 million for the first nine months of 1997 and $1.6 million in the nine month period ended July 31, 1996. The balance of the Company's revenue in both years resulted from seminar fees and sale of printed literature.

         The cost of goods sold for the nine months ended July 31, 1997, was $7.0 million, compared to $7.1 million for the period ended July 31, 1996. Gross profit percentage improved to 58.6% in the 1997 period from 56.4% in 1996. This improvement is largely attributable to increased manufacturing effectiveness, resulting from investments the Company made in 1996 in plastic injection molding machinery with which to produce Rota-dent parts previously purchased from outside vendors, and to the Rota-dent price increase.

         Operating expenses were $9.2 million during the first nine months of 1997 ($9.0 million excluding PDT Image, Inc., the expenses of which became consolidated on May 1, 1997), compared to $8.5 million during the first nine months of 1996. Selling expense increased in the 1997 period as a result of hiring to increase the size of the outside sales force, and increased promotional expenditures for the Rota-dent and scaler products. General and administrative expense also increased, primarily as a result of litigation expense. (See LEGAL PROCEEDINGS). Reductions in product development expense, resulting from the completion of the scaler development project, partially offset these increases.

         Other income and expense, consisting primarily of the profit or loss from non-consolidated affiliates, and interest income/expense, netted an expense of $0.3 million for the first nine months of 1997, compared with an expense of $0.4 milion for the same period in 1996. The decrease is primarily a result of lower joint venture losses, partially offset by higher interest expense in 1997, resulting from debt incurred in the acquisition of fixed assets.

         As a result of the changes noted above, net income for the nine month period ended July 31, 1997 was $288,000, an increase of 70%, compared to $169,000 for the same period in 1996.

         CAPITAL RESOURCES AND LIQUIDITY. On July 31, 1997 the Company's total assets were $8.6 million, compared to $8.0 million at October 31, 1997, resulting from increases in inventory, trade receivables and fixed assets, partially offset by a reduction in investment in joint ventures. Total liabilities were $4.2 million, an increase of $0.3 million compared to year-end liabilities of $3.9 million, resulting from long term debt incurred to acquire the additional fixed assets. Stockholders' Equity increased by $0.3 million, to $4.4 million, as a result of earnings during the period.

         For the nine month period ended July 31, 1997, net cash provided from operations was $194,000 compared to $256,000 in the 1996 period. Cash from operations was adversely affected in the 1997 period by an increase in accounts receivable and inventory, resulting from increased sales in the third quarter, and an increase in other current assets, resulting from an increase of prepaid literature and prepaid state and federal income taxes. These uses of cash were partially offset by an increase in accounts payable.


      FOR THE THREE MONTH PERIODS ENDED JULY 31, 1997 AND 1996

         RESULTS OF OPERATIONS. For the three month period ended July 31, 1997, net sales increased 22% to $6.3 million, compared to $5.1 million in the 1996 period. This result is primarily attributable to increases in the sale of the Company's Rota-dent, scaler and pharmaceutical product lines, partially offset by a decline in sales of computer and intra-oral camera equipment. Revenues from the sale of Rota-dent units were up during the quarter, largely as a result of the price increase implemented on September 1, 1996. The pharmaceutical product line continues to grow, resulting from increased market penetration and an expanding product line. Revenues from the sale of ultrasonic scalers increased as a result of the introduction of the Pro-Select 3, a newly designed scaler-irrigator product, which commenced shipping at the beginning of the 1997 second quarter. Computer system revenues were down compared to the 1996 second quarter as a result of the Company's decision to transition sales responsibility to independent value-added resellers (VARs), who typically supply the hardware portion of the system previously sold by the Company. Due to a successful result in the litigation regarding the Pro-Dentec Canada partnership (see LEGAL PROCEEDINGS), that partnership was terminated as part of the decree of the Court. As a consequence, the Company began to report Canadian revenues (PDT Image, Inc.) on a consolidated basis as of May 1, 1997. Net additional revenues resulting from this consolidation accounted for approximately $0.3 million of the 1997 third quarter total.

        The Company's sales revenues during the three months ended July 31, 1997 and 1996 were principally attributable to the Rota-dent. Sales of this product, including accessories and foreign sales, were $4.3 million in the 1997 third quarter, compared to $3.9 million in the 1996 period. Other clinical products, (the scaler and pharmaceutical product lines) generated revenues of $1.4 million in the third quarter of 1997, compared to $0.7 million in the 1996 period. Revenue from the sale of computer-based products amounted to $0.3 million in the 1997 quarter compared to $0.5 million in the second quarter of 1996. Revenues from seminar fees and the sale of printed literature also increased in the 1997 third quarter, and accounted for the balance of the Company's revenue in both years.

         Cost of goods sold for the three months ended July 31, 1997 was $2.6 million, compared to $2.2 million in 1996. Gross profit margin improved to 59.1% in the 1997 period, compared to 57.2% in the 1996 third quarter. This is attributable to increased manufacturing efficiency, resulting from investments the Company made in 1996 in plastic injection molding machinery with which to manufacture Rota-dent parts previously purchased from outside vendors.

         Operating expense was $3.5 million in the third quarter of 1997 ($3.3 million excluding PDT Image, Inc., the expenses of which became consolidated on May 1, 1997) compared to $2.8 million in the 1996 period. This increase slightly exceeds the year-to-year increase in revenues, and is attributable to increased selling expenses, as a result of hiring to increase the size of the outside sales force and increased promotional expenditures for the Rota-dent and scaler products; general and administrative expense also increased, primarily as a result of litigation expense. (See LEGAL PROCEEDINGS). Reductions in product development expense, resulting from the completion of the scaler development project, partially offset these increases. Other income and expense, which consists primarily of the profit/loss of non-consolidated affiliates and net interest expense, netted to an expense of $36,000 in the 1997 third quarter, compared to an expense of $147,000 in the 1996 period. The decrease in expense resulted primarily from lower joint venture losses, partially due to the consolidation of the results of PDT Image, Inc., previously reported as a non-consolidated subsidiary.

         As a result of the changes noted above, net income for the three month period ended July 31, 1997, was $79,000 compared to $10,000 in the 1996 period.

         CAPITAL RESOURCES AND LIQUIDITY. On July 31, 1997 the Company's total assets were $8.6 million, compared to $8.0 million at October 31, 1997, resulting from increases in inventory, trade receivables and fixed assets, partially offset by a reduction in investment in joint ventures. Total liabilities were $4.2 million, an increase of $0.3 million compared to year-end liabilities of $3.9 million, resulting from long term debt incurred to acquire the additional fixed assets. Stockholders' Equity increased by $0.3 million, to $4.4 million, as a result of earnings during the period.

         For the three month period ended July 31, 1997, net cash provided from operations was $147,000. Cash from operations resulted from earnings in the quarter plus depreciation, partially offset by cash consumed by other operating accounts.

         The Company has established reserves for potential warranty claims on its primary products, and such claims have historically been within management's expectation.

         The Company defines liquidity as the ability to generate adequate amounts of cash to meet its needs. The Company has historically relied on cash provided from operations to meet its working capital needs, and anticipates this will continue in the near term. However, the Company currently has a revolving line of credit with NBD Bank under which it can draw up to $3 million, subject to the availability of collateral. This line of credit is primarily secured by receivables and inventory, and may be used to finance the additional working capital requirements of the Company. The Company also has other sources of credit with which it can finance the purchase of fixed assets, and anticipates that these or other credit sources will be utilized for most future fixed asset additions. The Company believes these sources of credit combined with cash flow from operations will be sufficient to meet its foreseeable cash requirements.


                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On June 26, 1995, PDT Image, Inc., a wholly owned subsidiary of Professional Dental Technologies, Inc., filed a Petition for Declaratory Decree and Restraining Order against Source-1 Dental Image, Inc., ("SDI") and its two principal officers. SDI and PDT Image were partners in the partnership known as Pro-Dentec Canada. In its decree dated April 22, 1997, the Court issued its ruling in the matter. SDI and its two principal officers were found to have breached their fiduciary responsibility, committed actual and constructive fraud and engaged in civil conspiracy. They were also found to be in contempt of the Temporary Restraining Order.

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

          On May 5, 1997, SDI and its two principal officers filed Notice of Appeal. They have not posted an appeal bond. PDT Image is therefore proceeding with efforts to have the judgment enforced. As part of this enforcement action, on June 2, 1997, the Company brought suit against SDI and its principals in the Supreme Court of British Columbia to require payment on the Arkansas judgment and to enforce the restraining order.

          Also on June 2, 1997, a complaint was filed in the Federal District Court in Oakland, California, against Eric Chasanoff, a software programmer, and his company, Raster Builders, Inc. Chasanoff was not a party to the Arkansas litigation, however, in the decree, he and his company were found to have conspired in the fraud. The complaint alleges unfair competition, untrue and misleading advertising, breach of contract and civil conspiracy; it is currently being amended to add a copyright infringement claim. This suit seeks a preliminary injunction against the continuing unfair competition and copyright infringement, as well as unspecified monetary damages.

          The Company cautions that the value of the license rights assigned to PDT Image is in question due to the existance in the market of the competing Chasanoff software. Also, there can be no assurance that PDT Image will be able to collect any or all of the amount of the ordered restitution.

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

          On October 23, 1996, PDT Production executed an Assignment for the Benefit of Creditors ("Assignment"). The effect of the Assignment was to terminate the License by its terms. The termination of the License caused the termination of the partnership agreement by its terms. With the termination of the License, the Company's obligation to make annual minimum guaranteed royalty payments was terminated. As of the date of the Assignment, the only creditors of PDT Production were Lysta and the Company. The Assignee subsequently caused the assets of PDT Production to be liquidated, and the cash proceeds from the liquidation are currently in his possession.

          The complaint filed by Lysta alleges that absent termination of the License, the Company would have been obligated to pay guaranteed minimum royalties through the year 2050. Lysta thereby claims $8.8 million in actual losses plus unspecified punitive damages. The Company believes this claim is without merit. The complaint also alleges additional damages totalling approximately $112,000 relating to purported wrongful detention of, and damage to, equipment belonging to Lysta. The Company believes this assertion is without merit. The complaint also alleges that the Company is utilizing confidential and proprietary know-how owned by Lysta to manufacture its new dental scaler, and seeks a preliminary injunction to prevent the Company from manufacturing or selling dental scalers. The Company believes this claim is without merit.

         The complaint also asks that the note for $45,000 plus accrued interest, as well as certain actual and guaranteed royalties, amounting to approximately $50,000, which became due prior to the Assignment, be paid. Management believes these claims may be invalid.

          On July 14, 1997, the Company filed a motion for partial summary judgment, to dismiss the claim that it be required to pay $8.8 milion of royalties allegedly due over the next 53 years. On July 18, 1997, Plaintiff filed a motion for partial summary judgment with respect to payment of the $45,000 note and certain actual and guaranteed royalties amounting to approximately $50,000. The Company will oppose this motion by Plaintiff.

          On May 29, 1997, the Company was served with a lawsuit by a former employee, alleging discrimination on the basis of her sex. The Company and its attorneys believe the claims of the former employee are without merit, and will vigorously defend the suit.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          "NONE"

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          "NONE"

ITEM 5.   OTHER INFORMATION
          "NONE"

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      On June 5, 1997, the Company filed a Form 8-K regarding changes in its certifying accountant. On that date, the Audit Committee and the full Board of Directors of the Company unanimously agreed to replace Silverman Olson Thorvilson & Kaufmann LTD ("SOTK") as the Company's independent auditor.

      None of the reports of SOTK on the financial statements of the Company for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceeding the replacement of SOTK, there were no disagreement(s) with SOTK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of SOTK, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events listed in Item 304 (a) (1) (v) of Regulation S-K occurred with respect to the Company during the Company's two most recent fiscal years and the subsequent interim period preceeding the replacement of SOTK.

      On June 20, 1997, the Company engaged Deloitte & Touche LLP as its independent auditors. During the Company's two most recent fiscal years and the subsequent interim period preceeding the engagement of Deloitte & Touche, neither the Company nor anyone on its behalf consulted Deliotte & Touche regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice concerning same was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PROFESSIONAL DENTAL
                                              TECHNOLOGIES, INC.
                                        -----------------------------------
                                                  (Company)


      9/10/97                                /s/ William T. Evans
------------------------                -----------------------------------
       Date                                      William T. Evans
                                                 President & CEO




      9/10/97                               /s/ Richard L. Land
------------------------                -----------------------------------
       Date                                     Richard L. Land
                                                Vice President & Controller