Form 10KSB
period 1997-10-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1998-01-29
CIK 873753

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           _________________________

                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission file number:
October 31, 1997                                               1-11032
--------------------------                             -----------------------


                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                               71-0644350
--------------------------------                         -----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)


633 Lawrence Street, Batesville, Arkansas                            72501
-----------------------------------------                         -----------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:  (870) 698-2300
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:    None
                                                               ----

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject of such filing requirements for the past 90 days. YES __X__ NO_________

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the American Stock Exchange on January 12, 1998, was $3.1 million.

      The registrant's revenue for fiscal 1997 was $23.8 million.

      As of January 16, 1998, the latest practicable date for which such information is available, there were issued and outstanding 14,100,000 shares of the Registrant's Common Stock.


Documents Incorporated By Reference
-----------------------------------

      The following documents are incorporated by reference herein:

      None.

                                     PART I

ITEM 1.   BUSINESS
------    --------

                                     GENERAL

      Professional Dental Technologies, Inc. ("Pro-Dentec" or "Company") is principally engaged in the business of designing, manufacturing and marketing products to dental professionals relating to the diagnosis, treatment and prevention of periodontal and other dental diseases. The Company uses extensive educational and other support systems to help the dentist practice to today's standard of care. These activities are based upon current concepts in the diagnosis, treatment and prevention of dental diseases. By promoting a team approach, which integrates and coordinates the efforts of general dentists, periodontists and other dental specialists, hygienists and patients themselves, the Company has positioned itself to take advantage of an enlarging market by acting as a resource for change. The Company's products, including proprietary software, hardware and instruments, are designed to facilitate the dental office's shift toward an earlier diagnosis and treatment of periodontal and other dental diseases.

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

      The Company's executive offices are located at 633 Lawrence Street, Batesville, Arkansas 72501. The telephone number is (870) 698-2300.

                                    PRODUCTS

                         ROTA-DENT[REGISTERED TRADEMARK]

      The Company's principal product is the Rota-dent, a proprietary, patented, rotary-action, plaque removal and teeth cleaning device dispensed by dental professionals to patients for use at home between dental office visits. The Rota-dent is a rechargeable, power assisted instrument that is designed using a Lexan[TRADEMARK] water-resistant power handle that accepts interchangeable heads and uniquely designed, patented brush tips. The product utilizes a cleaning action similar to that of the rotary instruments used by dentists and hygienists to professionally clean teeth in the dental office. Each Rota-dent instrument is supplied with two interchangeable heads so that different persons can economically and hygienically use the same power handle. Replacement interchangeable heads and brush tips are available through dental offices and from the Company's Customer Service department by telephone.

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

      The Rota-dent's effectiveness results from its ability to remove dental plaque. Plaque is a thin filmy substance that continually forms in the mouth due to bacterial activity and, if allowed to remain, hardens on teeth as calculus or tartar. Unless removed daily, plaque deposits can cause inflammation and gingivitis and can ultimately lead to more severe periodontal disease, now a leading cause of tooth loss in the United States. Numerous clinical trials conducted at major university dental schools have shown the Rota-dent product to be more effective than manual toothbrushing for removing plaque and controlling gingivitis. Two one-year clinical trials published in a leading refereed periodontal research journal, have shown that the Rota-dent is as effective in removing plaque, controlling gingivitis and reducing the bacteria that cause periodontal disease as using a combination of dental floss, an interspace brush, toothpicks and a conventional toothbrush.

      The Rota-dent instrument has been engineered to be especially effective for plaque removal from the area at or just below the gum line and interproximally (between teeth), the most critical areas for cleaning to prevent periodontal disease. Many dentists and hygienists recommend the use of the Rota-dent instrument for applying anti-microbials and other medications to tooth surfaces and gums. A study at the Harvard School of Dental Medicine, jointly sponsored with Procter and Gamble, concluded that the effect of their leading anti-microbial, Peridex[TRADEMARK], is significantly enhanced when applied with the Rota-dent.

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

      The Company relies upon numerous university clinical trials, some sponsored by Company grants and others sponsored by major dental product companies, to demonstrate to the dental profession that the Rota-dent product is an effective plaque removal instrument. Based on these studies, the Rota-dent product was awarded the American Dental Association's Council on Dental Materials, Instruments and Equipment Seal of Acceptance as an effective cleaning instrument, which significantly reduces both plaque and gingivitis when used as part of a program for good oral hygiene and regular professional care. In 1996, the Company voluntarily relinquished the ADA Seal for the Rota-dent. This action was taken as a result of the overly restrictive and burdensome administrative requirements which the ADA sought to impose upon the Company's advertising and promotion of the Rota-dent product, compliance with which would have been a condition of retaining the ADA Seal.

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

      The Company has engineered and owns computer-driven, automated, and patented brush machines, semi-automatic and automatic brush cutters, tooling for manufacturing high precision metal parts, injection molding machines and multi-cavity injection molds for the product's plastic parts, as well as other manufacturing and assembly equipment. All plastic parts used to manufacture the Rota-dent, with one exception, are molded in-house by the Company. There are alternate sources of supply for all components and materials used in the manufacturing process, and the Company is not dependent upon a single supplier for any component or type of material for this product.

      The marketplace for home use oral hygiene devices is highly competitive. The Company competes with many different manufacturers of manual and electrically powered tooth cleaning devices, including electric toothbrushes such as the Interplak (by Conair), the Braun Oral B (by Gillette), and the Sonicare (by Optiva Corporation). These competitors are larger and use a wider variety of distribution methods than does the Company. The Company has successfully competed with these companies on the basis of favorable long-term clinical studies, product design, product quality and responsive service to both professionals and consumers. While most of the Company's competitors rely on traditional retail distribution methods, the Company believes that a professional distribution system is more effective in the long-term. Thus, the Company has invested in clinical trials and in efforts to demonstrate to dentists and hygienists the advantages of dispensing the Rota-dent product from their dental offices as part of their plaque control programs and the other professional services they offer, including implant maintenance, orthodontic appliances, the maintenance of cosmetic restorations, post-surgical maintenance of periodontal cases and general preventive oral hygiene. The Company holds several design and utility patents relating to the Rota-dent, and has vigorously enforced its patent rights and advantages against infringing parties. To date, all patent litigation has been resolved in the Company's favor. In fiscal 1997, sales of the Rota-dent and associated accessory products represented approximately 71% of the Company's total revenues for the period.

                    PRO-SELECT-3[TRADEMARK] ULTRASONIC SCALER

      During fiscal 1997, the Company introduced the Pro-Select-3 scaler system, with heated irrigation. Prior to that time, the Company sold the PDT Sensor[TRADEMARK] Sc/RP Scaler. Both of these devices are ultrasonic instruments used by dentists and dental hygienists for the therapeutic removal of hardened deposits from both the exposed and root surfaces of the tooth.

      The PDT Sensor Sc/RP was previously distributed by the Company pursuant to the terms of joint venture and license agreements between the Company's wholly-owned subsidiary, PDT Production Corporation ("PDT Production"), and Lyco, Inc. ("Lyco"), an Arkansas Company. The Company's distribution rights covered North and South America. The Company entered into the joint venture to manufacture, market and distribute the scaler based on representations by its partner that led the Company to believe that the scaler had a competitive edge over other ultrasonic scalers in the U.S. market. Subsequently, it was determined that the scaler had to be substantially redesigned. Sales activity was temporarily curtailed while the Company completed redesign efforts. Shipment of the redesigned product began in January, 1993. Nevertheless, for this and other reasons, the scaler did not achieve satisfactory market acceptance, and the Company experienced declining sales throughout 1995 and 1996. On September 30, 1996, PDT Production purchased its partner's interest in the joint venture. On October 23, 1996, the assets of PDT Production were assigned for the benefit of creditors. At the time of the assignment, the only creditors of PDT Production were the Company and its former partner. The assignment terminated the license with the former partner. On April 24, 1997, the Company and PDT Production were served with a complaint by Lysta Production A/S ("Lysta"), the parent of Lyco. (See ITEM 3. LEGAL PROCEEDINGS).

      Because of the lack of market success with the PDT Sensor Sc/RP, and the demands of the market for additional features, the Company's product development group was commissioned to design a new scaler from the ground up. The new product commenced shipment in February 1997. The Pro-Select-3 is a state-of-the-art scaler that combines computerized piezo-ultrasonic technology with a closed, multi-fluid, heated irrigation system that effectively delivers purified water, antimicrobials, disinfectants and desensitizing solutions to the teeth and gums during and after scaling or root planing procedures.

      The Company competes with several other companies that manufacture, market, and sell electronically powered dental scaling equipment. The Company seeks to compete with other manufacturers based on direct distribution to its established network of dental practitioners, and through the product's increased effectiveness and comfort for both the patient and clinician. During the 1997 fiscal year, sales of scalers and scaler accessories accounted for approximately 12% of the Company's revenue.

                         DENTAL PHARMACEUTICAL PRODUCTS

      Pro-Dentec manufactures and markets a full line of topically applied dental fluoride products, including rinses and gels. The line consists of products applied in the office by dental professionals as well as products utilized at home by patients between office visits. This product line was introduced to the market in 1993. The dental pharmaceutical product line has been expanded each year since being introduced, and the Company believes it is now the broadest-based and most complete fluoride product line available in dentistry.

      The effectiveness of fluoride for fighting tooth decay is widely recognized. Fluoride is also extensively used by dental professionals to destroy the bacteria associated with periodontal disease, as well as to reduce the sensitivity of exposed roots from soft tissue loss due to periodontal disease and/or periodontal surgery.

      The Company currently manufactures all its fluoride rinses and gels in an FDA-approved facility in Batesville, Arkansas. The Company does not anticipate significant difficulties in obtaining the materials necessary to manufacture these products. The Company competes with several other companies that manufacture, market, and distribute fluoride products to dentists. The market for dental pharmaceuticals is fragmented, with no one company controlling or dominating. The Company competes in this market by selling directly through its professional representatives, on the basis of quality, breadth of offering and the price of its products. The ability to purchase fluorides, prophy paste, manual and powered toothbrushes and dental floss becomes a convenience for the dental office, and to the extent the Company offers a complete line of such products, reduces the number of suppliers with which each office must deal. The Company believes this gives it a competitive advantage. During the 1997 fiscal year, dental pharmaceutical products accounted for approximately 9% of the Company's revenue.

               VICTOR[REGISTERED TRADEMARK] DENTAL OFFICE SOFTWARE

      Victor Dental Office is an integrated software suite, under which name the Company markets three software packages--Victor Chart, a voice activated, periodontal and restorative charting system; Victor Manage, a full-featured dental practice management system; and Victor Image, an image archiving and cosmetic imaging system. The programs may be purchased individually, in any combination, or as a full suite.

      The Victor Chart voice activated charting software is used by dentists and hygienists to assist them in the efficient recording, organization, maintenance, retrieval and comparison of diagnostic and restorative data obtained during dental examinations. It therefore enables dentists to communicate more effectively with their patients and insurance carriers and reduces their exposure to malpractice claims resulting from incomplete or imprecise record-keeping. The use of Victor Chart assists dentists in meeting the American Dental Association's guidelines which recommend that a periodontal evaluation for every patient be done at least annually, but preferably biannually, to reduce tooth loss and prevent or reduce malpractice claims.

      Victor Chart was the first voice operated comprehensive dental examination, diagnosis and presentation aid introduced to the dental profession. It is easily networked within the dental office to allow it to serve multiple examination and consultation areas. The current Windows 95 version of the software includes highly sophisticated speech recognition technology, allowing the practitioner to speak continuously, rather than having to pause between each word spoken, as in the original version. This permits faster, more complete and more accurate data input. Using Victor Chart, dental professionals can perform a complete dental examination unassisted and hands free, while permitting the clinician to maintain sterility. Also, it frees up the time of a hygienist or assistant who would otherwise be required to record data. The periodontal examination process, which generally consists of recording up to eight hundred separate items, has traditionally been difficult for dentists because it is complicated and time-consuming. The easy-to-read computer screen and multi-color charts generated by Victor Chart reduce the time involved by assisting the dental professional in making a diagnosis, and presenting a record of the timing and scope of the examination.

      The failure to diagnose, adequately treat or appropriately refer the periodontal patient is the greatest source of malpractice lawsuits against dentists. The completed charts printed by Victor Chart can be used to provide dental specialists and third parties, such as insurance companies, with accurate, detailed information. The system can store virtually unlimited numbers of reports and examinations for future reference, periodic updating, and comparative analysis. Victor Chart's ability to compare current data against previous examinations is crucial, as it automatically and clearly alerts clinicians and patients to worsening conditions as well as clinical improvement. Through graphic illustration, the system enables the patient to better understand the diagnosis and more readily accept the need for treatment. Furthermore, the system facilitates increased communication between the doctor and patient regarding the nature of the diagnosis and the recommended treatment course, and enables both of them to better monitor the effects of treatment over time. Patient motivation is heightened through the easily understood graphic presentation of treatment results.

      Victor Manage software provides scheduling, treatment planning, management reporting, insurance tracking and electronic claims filing capability to the dental office. In 1993, the Company's wholly-owned subsidiary, PDT Byte, Inc., entered into partnership with PerfectByte, Inc., which had been marketing a proprietary computerized management system called PerfectByte(R) to dental offices for several years. The partnership subsequently completed the development of a new practice management program which utilizes Microsoft Windows 95 and significantly expands the functionality of the original PerfectByte program.

      Victor Manage is an efficient, flexible management tool that provides the ease of use, organizational structure and analytical capability essential for the success of today's dental practice. Among the advanced features included in the system are "peel and stick" appointments, which makes changing of appointment times and lengths intuitive and fast. "Speed Notes" permits the insertion of routine notes in 15 available comment fields. "In Touch" generates routine patient correspondence. Insurance tracking is automatic and complete, and is combined with electronic filing, which speeds processing and payment of claims, improving cash flow to the practice. Victor Manage also includes more than 95 reports and listings, including highlight reporting of vital management statistics. Complementing pre-formatted reports is a report generator that may be used to create custom reports and data listings or to modify pre-formatted reports.

      The third element of Victor Dental Office, Victor Image, is currently the subject of litigation with the Company's former partners in Pro-Dentec Canada, and with a third-party programmer retained by the former partners. (See ITEM 3. LEGAL PROCEEDINGS). For this reason, and pending final resolution of the litigation, Victor Image is no longer being promoted by the Company, and is sold only upon the specific request of a customer.

      The Company has determined that distribution of its software products through independent resellers represents the most efficient and economic way of marketing Victor Dental Office. These Value Added Resellers (VARs) install hardware if the sale involves a turnkey system, provide on-site training of the customer in the proper system operation, and other services as requested by the customer. The Company retains responsibility for technical support of the software. This support is typically provided through annual technical support agreements with the customer, which also provide for upgrades and enhancements to the software. VARs typically purchase and resell their own hardware. In those instances where the Company purchases the hardware portion of the system, it is from well established vendors, normally Hewlett Packard; however, such equipment is available from numerous computer suppliers, and the Company has not experienced any difficulties in obtaining adequate supplies of any components or materials.

                                 OTHER PRODUCTS

                                PERIODONTAL PROBES

      The Perio-Probe[TRADEMARK] and the patented PDT Sensor[TRADEMARK] Probe are disposable diagnostic dental instruments, used in the dental office to examine patients for indicators of periodontal disease. The PDT Sensor Probe differs from the Perio Probe in that it has a sensing mechanism built into it which allows the user to control the amount of pressure used during periodontal exams for more accurate results. This is the first time dental professionals have had an instrument that can provide a pre-determined amount of force without utilizing complicated and expensive electronic instruments.

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

                             ROTA-POINTS[TRADEMARK]

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

                        PERIOCHECK[REGISTERED TRADEMARK]

      The Periocheck Periodontal Monitoring System provides the dental professional with an accurate and economic chairside test for use in monitoring the outcome of periodontal therapy. The test measures the activity level of patient's neutral protease enzymes in gingival crevicular fluid. This family of enzymes, which include collagenase and elastase, accounts for most of the tissue degradation observed in periodontal disease. Up to seven gingival sites may be tested with a single patient test packet. The easy-to-read results are available in minutes during the patient's office visit eliminating any need to send samples to an outside laboratory for analysis. Positive and negative controls are included with each test kit to increase confidence that the results are valid.

      Periocheck is the first test approved by the U.S. Food & Drug Administration for use in monitoring the periodontal disease process. Eye-readable test results are intended to assist in the treatment decision-making process by indicating whether a patient is responding to the selected therapy.

                                DEVELOPMENT COSTS

      The Company incurred $490,000 of product development expense in 1997 as compared to $705,000 in 1996. The decrease was primarily as a result of completing the development of the Pro-Select-3 scaler early in 1997. The Company from time to time considers the development and introduction, whether alone or with others, of other professional and consumer dental products. The Company has applied for, and currently has pending, several additional applications for patents on additional products or product improvements. The Company cannot predict whether any additional products will be developed or introduced, or patents issued, as a result of these efforts.

                               SALES AND MARKETING

      The Company believes that the market for dental instruments and products intended for home use for oral hygiene maintenance is an expanding market. This is partially attributable to a shift in focus by the general dentist from the treatment of tooth decay to placing greater emphasis on the prevention and treatment of gingivitis (early stages of periodontal disease). The Company's products specifically address the diagnosis, treatment and prevention of periodontal disease. These products are marketed exclusively through dental offices. In addition, the underlying market for dental services is a growing one. The United States Healthcare Financing Administration estimates that the aggregate annual domestic market for dental services was approximately $45.9 billion in 1995, and that this market has increased in size at a compound annual growth rate of 8.6% from 1980 to 1995. This agency projects that size of the dental services market will further increase to $79.1 billion by the year 2005.

      These trends, coupled with the increasing awareness of the impact of periodontal disease among consumers and dental professionals alike, as well as the wide and varied extent of the disease (which industry figures suggest affects approximately of 75% of the American adult population), should lead to an expanding marketplace for the Company's products. With this increasing professional and consumer focus on "soft tissue" (gums) and periodontal disease, the Company believes that it is in an advantageous position to supply dental professionals with the high quality and effective specialty instruments and equipment necessary to provide more specialized services to patients.

      The Company expects to continue the expansion of its field sales force through 1998. The focus of this expansion is to provide greater territorial coverage, which management believes is the most effective way to increase the penetration of the Company's products in dental offices across the nation. Customers in geographic areas not covered by a field sales representative are served by experienced account executives over the telephone. No single dental practice accounted for more than 1% of the Company's total sales revenues in fiscal 1997.

      The Company  maintains a full-service  printing  facility and  audio-video production studio to design and produce a variety of educational, promotional and marketing materials about the Company's products for use by the dentist and his patients. In addition to printing for its own needs, the Company has historically provided printing services to its affiliate Life Plus (See Item 12. Certain Relationships and Related Transactions). Beginning in 1996, and aggressively so in 1997, the Company has also sought commercial printing business, and now runs the printing company as a profit center.

                                  FOREIGN SALES

      The Company began exporting its products in 1991. Sales to foreign distributors represented approximately 7% of the Company's total sales in 1997. A significant part of this total represented sales to the Company's Canadian sales subsidiary, Pro-Dentec Canada. Prior to May 1997, Pro-Dentec Canada was a 50%-owned partnership, and its revenues therefore were not consolidated with those of the Company. As a result of successful litigation with the former partner, the Pro-Dentec Canada partnership was rescinded, and commencing in May, 1997, Canadian sales revenues were consolidated. (See ITEM 3. LEGAL PROCEEDINGS) Foreign sales for 1997 were therefore higher by approximately $0.4 million than they would have been had Canadian sales continued to be reported on a partnership basis. Most of the balance of foreign sales went to independent distributors in Western Europe. Management believes there is significant potential for increased sales in the export marketplace, and is searching for new distributors in countries in which the Company's products are not currently sold.

                           "YEAR 2000" COMPUTER ISSUE

      The Company has completed an examination of all software used in its internal management and accounting systems, as well as of the software which it sells to its customers, and has determined that there are no material risks and uncertainties related to the "Year 2000" computer issue. In assessing its reliance on external computer systems, primarily those of its customers and vendors, the Company also believes that it has no material exposure to risk or uncertainty. (The Company makes no significant sales to any governmental agency, foreign or domestic.)

                                   REGULATION

      Several of the dental products manufactured and marketed by the Company, the Rota-dent product, the Pro-Select-3 ultrasonic scaler, fluoride products and Periocheck are subject to regulation by the Food and Drug Administration ("FDA") and, in some instances, by foreign governments. Under the 1976 Amendments (the "1976 Amendments") to the Federal Food, Drug and Cosmetic Act, as amended (the "Act"), and the regulations promulgated thereunder, the manufacturers of "devices," as such term is defined in Section 201(h) of the Act, must comply with certain controls that regulate the testing, manufacturing, packaging and marketing of devices. Under the Act, devices are subject to different levels of approval requirements, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives pre-market approval by the FDA for commercial distribution. The Company's products are "Class II" products under this classification system and did not require such clinical evaluation. The Company has complied with the FDA's applicable qualification procedures for all such products. The Rota-dent also bears the CE Mark, permitting it to be sold within the European Union. The Company anticipates that other products will be certified for the CE Mark in the future.

      As a manufacturer of products which are classified as medical devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to insure compliance with Good Manufacturing Practice. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulations.

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

                                     BACKLOG

      The Company manufactures/purchases all products on the basis of committed and/or projected orders. The Company normally ships non-personalized Rota-dent products in one day and personalized products within two to three days of order receipt. The Company ships other products as requested. The Company typically has no material order backlog and has never experienced any significant delay in shipping orders. The Company does not anticipate any significant delay in meeting foreseeable product requests.

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

                                    EMPLOYEES

      As of December 31, 1997, the Company employed 332 persons full-time, of whom 161 worked in manufacturing, 126 in sales and marketing, with the balance in administration, product development and management. None of the Company's employees are represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that relations with its employees are good.

ITEM 2.   PROPERTIES
------    ----------
      The Company owns three buildings in Batesville, Arkansas containing a total of 49,000 square feet of administration, warehouse and production space. The building on Harrison Street houses the Company's production facilities for the Rota-dent product and other products, spaces devoted to product development, purchasing and an audiovisual production studio. The Company also owns ten acres of land and a masonry building which has been modified for use as a printing facility and for the production of its dental pharmaceutical products. An addition to this facility was completed in 1996. The building housing the Company's executive offices as well as its marketing, professional consulting, accounting and administrative staffs was purchased in 1994. The building had been leased and used for the same purpose prior to the purchase. The Company has outstanding mortgages on the buildings totaling $493,000. The Company believes that the facilities are adequate for its current production needs and that additional space, if needed, can be constructed or purchased without materially affecting operations.

      The Company leases space in three other buildings in Batesville, Arkansas, for a monthly rental of $4,700. One building houses the Company's warehouse and its shipping and receiving facilities. It is leased on a year-to-year basis, with three renewal terms remaining. Another building is used as a woodworking facility for construction of computer system and intraoral camera carts, and is on a month-to-month lease. The third building is used as a training facility, which is leased on a year-to-year basis. The Company believes that these facilities are adequate for its current needs.

ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

      On June 26, 1995, PDT Image, Inc., a wholly owned subsidiary of Professional Dental Technologies, Inc., filed a Petition for Declaratory Decree and Restraining Order in the Chancery Court of Independence County, Arkansas, against Source-1 Dental Image, Inc., ("SDI") and its two principal officers. SDI and PDT Image were partners in the partnership known as Pro-Dentec Canada. In its decree dated April 22, 1997, the Court issued its ruling in the matter. SDI and its two principal officers were found to have breached their fiduciary responsibility, committed actual and constructive fraud and engaged in civil conspiracy. They were also found to be in contempt of the Temporary Restraining Order.

      The Court has ruled that the partnership agreement be rescinded, that SDI's license rights in software developed be awarded to PDT Image, and that SDI and its principals make restitution to PDT Image in the amount of approximately $909,000. The SDI principals are personally and individually responsible for the payment of the restitution. The Temporary Restraining Order has been made permanent.

      On May 5, 1997, SDI and its two principal officers filed Notice of Appeal. All briefs regarding the appeal have been filed, and the parties are awaiting the decision of the appellate court. SDI did not post an appeal bond so PDT Image is proceeding with efforts to have the judgment enforced in Canada. In order to enforce its judgment, the Company brought suit against SDI and its principals on June 2, 1997, in the Supreme Court of British Columbia to require payment on the Arkansas judgment and to enforce the restraining order. This suit is pending.

      Also on June 2, 1997, a complaint was filed in the Federal District Court in Oakland, California, against Eric Chasanoff, a software programmer, and his company, Raster Builders, Inc. Chasanoff was not a party to the Arkansas litigation. The complaint alleges copyright infringement, unfair competition, breach of contract and civil conspiracy. A motion was also filed for the grant of a preliminary injunction barring continuing copyright infringement. The order granting this preliminary injunction was signed by the Court on December 22, 1997. On January 16, 1998, an amended complaint was filed, joining certain U.S. and Canadian companies (who are engaged in the distribution of the infringing software) into the lawsuit.

      While the Company intends to vigorously assert its rights, there can be no assurance that PDT Image will be able to collect any or all of the judgment amount from SDI and/or its principal officers, or that there will be a positive outcome to the litigation involving Chasanoff and Raster Builders.

      On April 24, 1997, the Company and it's subsidiary PDT Production Corporation ("PDT Production") were served with a complaint by Lysta Production A/S ("Lysta") in the U. S. District Court, Eastern District of Arkansas. Lysta is a sister company of Lyco, Inc. ("Lyco"), PDT Production's former partner in Prolyco Production Company ("Prolyco"). Prolyco manufactured the PDT Sensor Sc/RP ultrasonic dental scaler previously sold by the Company.

      Lysta's complaint concerns PDT Production's purchase of Lyco's interest in Prolyco on September 20, 1996, PDT Production's subsequent assignment of its assets for the benefit of creditors and its obligation for royalties under a license agreement between Lysta and Prolyco which were allegedly guaranteed by the Company. The Company and PDT Production executed a promissory note for approximately $45,000 as consideration for royalties purportedly due under a license agreement between Lysta and Prolyco.

      Lysta claims it is entitled to the face amount of the promissory note, minimum royalties it claims under the license agreement prior to PDT Production's assignment of its assets for the benefit of creditors in the approximate amount of $50,000, additional minimum royalties allegedly due under the license agreement in the amount of $8.8 million, alleged damages in the approximate amount of $112,000 related to purported wrongful detention of and damage to equipment used to manufacture ultrasonic dental scalers, plus punitive damages. In addition, Lysta seeks an injunction based on a non-compete agreement that allegedly prohibits the Company from producing ultrasonic dental scalers similar to Lysta's.

      The Company and PDT Production maintain they have no obligation to pay royalties, including those payable pursuant to the promissory note, because no consideration was given under the license agreement and because the license agreement is void as an unreasonable restraint of trade. Likewise, they maintain no injunction should issue to prohibit their current manufacture of ultrasonic dental scalers. In addition, the Company and PDT Production deny they detained or damaged equipment used to manufacture ultrasonic dental scalers and therefore deny Lysta is entitled to damages for alleged detention and damage to that equipment. Finally, the Company and PDT Production maintain that any obligation for royalties terminated on the date PDT Production purchased Lyco's partnership interest and that no royalties were payable after that date under the terms of the license agreement.

      The Company and PDT Production believe the claims of Lysta are without merit and will vigorously defend the suit. The parties have filed motions for partial summary judgment concerning various issues involved in the case which are currently pending. The case is currently set for trial on April 6, 1998 in the United States District Court for the Eastern District of Arkansas.

      On May 29, 1997, the Company was served with a lawsuit by a former employee, alleging discrimination on the basis of her sex. The suit was filed in the United States District Court for the Eastern District of Arkansas. The Company and its attorneys believe the claims of the former employee are without merit, and will vigorously defend the suit. At the present time, the suit is in the discovery stage.

      The Company is not aware of any other material litigation involving the Company or any of its officers or directors.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
------   ----------------------------------------------------------------------

      As of December 31, 1997, the Company had 293 holders of record of its Common Stock. The Company's Common Stock is traded on the American Stock Exchange Emerging Company Marketplace.

      The following are the high and low prices of the Company's Common Stock as published by the American Stock Exchange Emerging Company Marketplace:

      Quarter Ended                  High Close           Low Close
      -------------                  ----------           ---------

      January 31, 1996               1 1/8                  13/16
      April 30, 1996                 1 1/4                  7/8
      July 31, 1996                  1 1/4                  13/16
      October 31, 1996                 7/8                  3/4
      January 31, 1997               1                      9/16
      April 30, 1997                 2                    1
      July 31, 1997                  1 7/16                15/16
      October 31, 1997               1 3/16                3/4


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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    CONDITION AND RESULTS OF OPERATIONS.
          -------------------------------------------------

                           FISCAL YEARS 1997 AND 1996

                              RESULTS OF OPERATIONS

      For fiscal year 1997, net sales totaled $23.8 million, a 9% increase compared to net sales of $21.8 million in 1996. The increase can be attributed to higher sales of the Rota-dent and accessories, the scaler, and dental pharmaceuticals, and a 6% price increase on the Rota-dent, in effect throughout fiscal 1997. Approximately $0.4 million of the increase can be attributed to the net impact of consolidating Canadian sales revenue with that of the Company for the final six months of 1997, due to the recission of the Pro-Dentec Canada partnership. These increases were partially offset by a decrease in sales of computer systems and software.

      The Company's revenues for both 1997 and 1996 were substantially attributable to sales of Rota-dents and associated accessory products. In fiscal years 1997 and 1996, revenue from the sale of Rota-dents and accessories amounted to approximately $17.1 million and $16.7 million, respectively. Sales revenues from equipment (scalers, computer systems and software) amounted to $3.6 million for 1997 and $3.0 million in 1996. Sales of pharmaceuticals and other products and services were $3.1 million in 1997 and $2.1 million in 1996.

      The cost of goods sold in fiscal 1997 was $9.4 million, and in fiscal 1996, $9.2 million. As a percentage of sales, cost of goods sold was 39.6% in 1997 compared to 42.4% in 1996. The decrease in cost of goods sold as a percentage of sales revenue was primarily due to improved operating efficiencies in the production of the Rota-dent, and a price increase of the Rota-dent unit, which was effective for all of 1997, compared to only two months of 1996. Included in 1997 cost of goods sold is a writeoff of approximately $208,000 of obsolete intraoral camera inventory. There was a $213,000 writeoff of such inventory in 1996. After the 1997 writeoff, no inventory associated with the intraoral camera remains on the balance sheet.

      Operating expense (selling, general & administrative, product development and royalties) was $13.2 million in 1997 compared to $11.2 million in fiscal 1996. The increase in operating expense is attributable to increased selling, general and administrative (G&A) expenses in 1997, partially offset by lower product development costs. Selling expenses increased as a result of an approximate 30% increase in the size of the field sales force and higher advertising and sales promotional costs. G&A expense increased primarily as a result of higher professional services costs. Product development expense decreased as a result of the completion of the development of the Pro-Select-3 scaler early in the year.

      Other income and expense netted to an expense of $485,000 in fiscal 1997 compared to a net expense of $931,000 in fiscal 1996. This category of expense is primarily composed of the Company's pro-rata share of the operating profit and loss of its non-consolidated equity affiliates and interest income/expense. The 1997 amount reflects lower joint venture losses partially offset by higher interest expense than that incurred in 1996.

      The Company had ownership interests for several years in the Pro-Dentec Canada Partnership, which distributed the Company's products in Canada. During 1997, the partnership was rescinded following litigation by the partners. (See
ITEM 3. LEGAL PROCEEDINGS.) Losses in 1997 to the date of the partnership's recission were $89,000; the Company also then wrote off the balance of its investment, totaling $59,000. For all of 1996, the Company's allocation of partnership losses was $190,000. After recission, net sales in Canada, which are included in the consolidated statement of income, totaled $439,000.

      The Company's net income in fiscal 1997 was $463,000, which represents a 79% increase from net income of $258,000 in fiscal 1996. The improvement in net income resulted primarily from higher gross profit margins on products sold and lower operating losses in the joint venture affiliates, as detailed above.

                         CAPITAL RESOURCES AND LIQUIDITY

      As of fiscal year end 1997, the Company had total assets of $9.0 million compared to $8.0 million in 1996. Total liabilities were $4.4 million in 1997 compared to $3.9 million in 1996. The increase in assets primarily reflects additional investment in fixed assets during 1997, and higher trade receivables and inventory resulting from increased 1997 sales levels. At October 31, 1997, stockholders' equity had improved to $4.6 million from $4.1 million at the end of the previous year. The current ratio increased slightly from 1.9 in 1996 to
2.0 in 1997.

      Total short term indebtedness (draws on line of credit plus current portion of long term debt and capital leases) was $0.8 million at the end of 1997 compared to $0.9 million in 1996. Long term debt was $1.3 million at 1997 year-end, compared to $1.0 million in 1996. The Company believes that it will be able to retire this debt from future cash flows from operations.

      During fiscal years 1997 and 1996, net cash provided from operations of $1.1 million and $1.4 million, was primarily used to increase investment in capital items, including manufacturing space and manufacturing and computer equipment, to retire debt, and in 1997, to increase the Company's net cash position.

      The Company currently pays a royalty to a foreign company of $3.00 for each Rota-dent unit sold as part of the cost of obtaining the world-wide rights to manufacture and distribute the product, under an agreement entered into in December 1988. Under the terms of this agreement, the per unit royalty decreases to $1.50 after an aggregate of $5 million of royalties have been paid. This royalty reduction is expected to occur in March or April of 1998.

      In October 1994, the Company signed an agreement to enter into a business relationship with Aztec Developments Ltd., a British company. During 1995, 1996 and 1997, Aztec and the Company worked to develop an automated periodontal probe. The Company expects to bring this product to market in 1998. During the 24 month period commencing with the date of the first commercial sale of the product, the Company is committed to incur marketing expenditures of not less than $300,000 in connection with the sale of this product, in return for 50% of the profits of the venture. The Company does not believe that these expenditures will adversely impact its liquidity.

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

      The Company has completed an examination of all software used in its internal management and accounting systems, as well as of the software which it sells to its customers, and has determined that there are no material risks and uncertainties related to the "Year 2000" computer issue. In assessing its reliance on external computer systems, primarily those of its customers and vendors, the Company also believes that it has no material exposure to risk or uncertainty. (The Company makes no significant sales to any governmental agency, foreign or domestic.)

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    --------------------------------------------

      The required financial statements and supplementary data are included in a separate section following the signature page as an addendum to this Form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    ACCOUNTING AND FINANCIAL DISCLOSURE
          -------------------------------------------------

      On June 5, 1997, the Audit Committee and the full Board of Directors of the Company unanimously agreed to replace Silverman Olson Thorvilson & Kaufmann LTD ("SOTK") as the Company's independent auditor.

      None of the reports of SOTK on the financial statements of the Company for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the replacement of SOTK, there were no disagreement(s) with SOTK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of SOTK, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company during the Company's two most recent fiscal years and the subsequent interim period preceding the replacement of SOTK.

      On June 20, 1997, the Company engaged Deloitte & Touche LLP as its independent auditor. During the Company's two most recent fiscal years and the subsequent interim period preceding the engagement of Deloitte & Touche, neither the Company nor anyone on its behalf consulted Deloitte & Touche regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice concerning same was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues.

                                    PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS
------    --------------------------------

      The directors and executive officers of the Company are as follows:

                            AGE AT    TERM EXPIRES
 NAME                       1/1/98    AS DIRECTOR          POSITION
 ----                       ------    -----------          --------

William T. Evans              55            1998      Director, President and
Chief Executive Officer

Robert E. Christian           36            1998      Director, Executive Vice
                                                      President, Secretary and
                                                      Treasurer

Frank H. Newton, III          57                      Chief Operating Officer

Richard L. Land               52                      Vice President, Controller

J. Robert Lemon               55            1998      Director

Timothy A. Nolan              44            1998      Director

J. Philip Boesel              65            1998      Director

Michael S. Black              46            1998      Director


      William T. Evans became President and Chief Executive Officer of the Company in February 1996. Previously, he was the Executive Vice President and Secretary, and has been a Director since 1987. Mr. Evans was an officer of Dynavest Partnership, the original licensee for the Rota-dent product, from 1981 until its dissolution in December of 1992. He has been an officer of Multiway Associates, a specialty nutrition company, since 1982. Mr. Evans is a cousin of Timothy A. Nolan, a director of the Company.

      Robert E. Christian became Executive Vice President, Secretary and Treasurer of the Company in February 1996. Previously, he was the Senior Vice President and Treasurer, and has been a director since 1988. Mr. Christian has been Vice President of Data Control and Computer Services for Multiway Associates, a specialty nutrition company, since 1982.

      Frank H. Newton, III has been Chief Operating Officer of the Company since February 1993. Prior to joining the Company, Mr. Newton was President and Chief Operating Officer of Scott Instruments Corporation, Denton, Texas, since 1988, and prior to that, President and Chief Executive Officer of AVM Systems, Inc., Fort Worth, Texas, for six years.

      Richard L. Land has been the Controller of the Company since June 1996. He was elected Vice President in March 1997. Prior to that time, he served as Controller of Darling Special Products, Inc., Caruthersville, Missouri, since

1990, and as General Accounting Manager of the Columbus Division of General Tire and Rubber, Columbus, Mississippi, for four years. Mr. Land was awarded the CPA Certificate by the state of Missouri in 1990.

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

      Michael S. Black has been a director of the Company since 1996. He has been a partner in the firm of Smith & Black, CPA's and Consultants, since 1988. He specializes in the areas of corporate information systems and corporate income tax. Mr. Black holds a B.B.A degrees in Accounting and Finance from the University of Wisconsin at Whitewater, and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION
-------   ----------------------

      The following table sets forth the compensation paid to William T. Evans, Pro-Dentec's President, and other executive officers whose cash and non-cash compensation exceeded $100,000 during the fiscal year ended October 31, 1997.

NAME &                                       BONUS
PRINCIPAL                                    (YEAR     OPTIONS/    ALL OTHER
POSITION                  YEAR    SALARY     EARNED)   SARS (#)  COMPENSATION(1)
--------                  ----    ------     -------   --------  ---------------

William T. Evans          1997   $140,000      -0-       -0-            -0-
President                 1996    140,000      -0-       -0-            -0-
                          1995    140,000      -0-       -0-            -0-

Frank H. Newton, III      1997   $125,000      -0-       -0-            -0-
Chief Operating Officer   1996    125,000      -0-       -0-            -0-
                          1995    125,000      -0-       -0-            -0-



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                          PERCENT OF
                                             TOTAL
                                          OPTIONS/SARS  EXERCISE OR
                           OPTIONS/SARS    EMPLOYEES    BASE PRICE   EXPIRATION
     NAME                  GRANTED (#)   IN FISCAL YEAR   ($/SH.)       DATE
     ----                  -----------   -------------- -----------  ----------

William T. Evans               -0-            -0-         -0-         -0-
President

Robert E. Christian            -0-            -0-         -0-         -0-
Executive Vice President

Frank H. Newton, III           -0-            -0-         -0-         -0-
Chief Operating Officer

Richard L. Land              25,000           3.8%      $0.5625     12/29/06
Vice President, Controller







___________________________

1 The Company also provides certain of its senior executive officers with certain personal benefits. The Company believes that the individual and aggregate amount of such benefits does not exceed, in the case of any named individual, the lesser of $50,000 or 10% of the reported cash compensation for such individual.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                 VALUE OF
                                               NUMBER OF         UNEXERCISED
                                               UNEXERCISED       IN-THE-MONEY
                                               OPTIONS/SARS      OPTIONS/SARS
                                               AT FISCAL         AT FISCAL
                                               YEAR-END (#)      YEAR-END ($)
                      SHARES      VALUE        ------------      ------------
                    ACQUIRED ON   REALIZED     EXERCISABLE/      EXERCISABLE/
   NAME             EXERCISE (#)   ($)         UNEXERCISABLE     UNEXERCISABLE
   ----             ------------  --------     -------------     -------------

William T. Evans       -0-         -0-            -0-                 -0-

Robert E. Christian    -0-         -0-            -0-                 -0-

Frank H. Newton, III   -0-         -0-       -0-/100,000           -0-/-0-

Richard L. Land        -0-         -0-       -0-/ 25,000         -0-/$7,812

      Mr. Newton was granted stock options totaling 100,000 shares vesting in lots of 25,000 shares per year with exercise dates beginning on June 13, 1998 and ending on June 13, 2001. The options expire on June 13, 2004. Mr. Land was granted stock options totaling 25,000 shares vesting on December 2, 2001. The options expire on December 2, 2006.

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during or with respect to fiscal 1997, the Company is not aware of any director, officer or ten percent shareholder that failed to file on a timely basis, as disclosed in the above referenced Forms, reports required by Section 16 (a) under the Securities Exchange Act of 1934 during fiscal 1997 or a prior year.

      Outside directors (Mr. Boesel and Mr Black) are compensated on a per meeting basis, at the rate of $1,000 per board meeting and $500 per committee meeting. Other directors, who are all officers either of the Company or its affiliate, Life Plus, receive no additional compensation for their services.

                                   OPTION PLAN

      In 1989, the Company adopted the Pro-Dentec Incentive Stock Option Plan ("Plan") pursuant to which stock options ("Options") may be granted to key employees and other individuals providing services to the Company. Five million (5,000,000) shares have been reserved for issuance under the Plan, subject to a limitation that options covering shares in excess of 10% of the outstanding shares may not be granted during any one year. The Plan is administered by a committee comprised of three members of the Board of Directors of the Company. Options must be granted at the fair market value of the covered shares as of the date of grant. The Plan has been approved by the shareholders. Options may be granted for a term of up to ten years, but may be terminated upon termination of employment. In 1997, 133,000 option shares expired or were terminated. As of October 31, 1997, options relating to a total of 1,271,000 shares had been granted to employees and others, of which 655,500 were granted in fiscal 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------   AND MANAGEMENT
          -----------------------------------------------

      The following table sets forth as of January 1, 1998, the beneficial ownership of the Company's Common Stock, $.01 par value, by all persons known by the Company to own, beneficially or of record, more than five percent of the Company's Common Stock, by each director of the Company, and by all officers and directors as a group:

      Name And Address Of     Amount And Nature Of            Percent Of
      Beneficial Owner        Beneficial Ownership              Class
      ----------------        --------------------            ----------

      William T. Evans              5,078,178(2)                  36.0%
      P. O. Box 4129
      Batesville, AR  72503

      J. Robert Lemon               4,904,242(3)                  34.8%
      P. O. Box 4129
      Batesville, AR  72503

      Robert E. Christian             310,400                     2.2%
      P. O. Box 4129
      Batesville, AR  72503

      Timothy A. Nolan              5,603,760(4)                  39.7%
      P. O. Box 4129
      Batesville, AR  72503

      Directors and Officers as
      a group (8 persons)          10,605,220                    75.2%



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

      The Company performs commercial printing services for Life Plus, a partnership ("Partnership") engaged in the distribution of specialty nutrition and other health-related products. Messrs. Evans, Christian, Lemon and Nolan, all of whom are officers and/or directors of the Company, are beneficiaries of trusts which are partners in the Partnership. Messrs. Lemon and Nolan are

__________________________

2 Includes 4,211,360 shares held by a trust principally for the benefit of Mr. Evans. Also includes 717,000 shares held in trust for the benefit of Mr. Evans' nephew for which he disclaims beneficial ownership.

3 Includes 4,093,360 shares held by a trust principally for the benefit of Mr. Lemon. Also includes 671,000 shares held in trust for the benefit of nephews and nieces of Mr. Lemon for which he disclaims beneficial ownership.

4 Includes 310,400 shares held by a trust for the benefit of Mr. Nolan. Also includes 5,293,360 shares held as trustee, for which Mr. Nolan disclaims beneficial ownership.

employed by and are officers of the Partnership. During 1997, the Company billed Life Plus $572,000 for printing services. Commercial market rates are charged for these printing services, based on arms-length negotiation between the parties. Payment terms are standard for the trade. As of October 31, 1997, Life Plus' payment status is current with regard to receivables owed the Company.

      As of October 31, 1997, the Company had made loans to Mr. Christian totaling $44,500. Payments are current.

                                     PART IV

ITEM 13.  FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS
-------   ON FORM 8-K
          ----------------------------------------------

1.    All Consolidated Financial Statements

      (a)   Consolidated Balance Sheets at October 31, 1997 and 1996.

      (b) Consolidated Statements of Operations for Each of the Years in the Two-Year Periods Ended October 31, 1997 and 1996.

      (c) Consolidated Statements of Stockholder's Equity for Each of the Years in the Two-Year Periods Ended October 31, 1997 and 1996.

      (d) Consolidated Statements of Cash Flows for Each of the Years in the Two-Year Periods Ended October 31, 1997 and 1996.

      (e)   Notes to Consolidated Financial Statements.

2.    Report of Independent Certified Public Accountants.

3.    Reports on Form 8-K.

4.    Exhibits:

      EXHIBIT 3(A) - Articles of Incorporation

      Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed in March 1991 ("1991 Registration Statement")

      EXHIBIT 3(B) - Bylaws

      Incorporated herein by reference to Exhibit 3.2 to the 1991 Registration Statement. Amendments to Bylaws dated December 20, 1995 incorporated herein by reference to Exhibit 3(b) of Annual Report on Form 10KSB dated October 31, 1996.

      EXHIBIT 4 - Material Contracts

       (i)   Stock Incentive Plan.  Incorporated  herein by reference to Exhibit
             10.1 of the 1991 Registration Statement.
       (ii) Secured Credit Agreement with NBD Bank and supporting documents. Incorporated by reference to Exhibit 4 of Annual Report on Form 10KSB dated October 31, 1996.
       (iii) Capital Equipment leases with The CIT Group (6), incorporated herein by reference to Exhibit 4 of Annual Report on Form 10KSB dated October 31, 1996.

      EXHIBIT 21 - Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 of Annual Report on Form 10KSB dated October 31, 1996.

      EXHIBIT 27 - Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.


Date: January 27, 1998                    By:   /s/ William T. Evans
                                                --------------------------
                                                William T. Evans
                                                Principal Executive Officer


Date: January 27, 1998                    By:   /s/ Richard L. Land
                                                -------------------------------
                                                Richard L. Land
                                                Principal Accounting Officer


      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ J. Robert Lemon                  By:   /s/ Robert E. Christian
     ----------------------                     ---------------------------
     J. Robert Lemon                            Robert E. Christian
     Director                                   Director

Date: January 27, 1998                    Date: January 27, 1998



By:  /s/ William T. Evans                 By:   /s/ J. Philip Boesel
     ----------------------                     ---------------------------
      William T. Evans                          J. Philip Boesel, Jr.
      Director                                  Director

Date: January 27, 1998                    Date: January 27, 1998



By:  /s/ Timothy A. Nolan                 By:   /s/ Michael S. Black
     ----------------------                     ---------------------------
     Timothy A. Nolan                           Michael S. Black
     Director                                   Director

Date: January 27, 1998                    Date: January 27, 1998

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           OCTOBER, 31, 1997 AND 1996

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended October 31, 1997 And 1996






Independent Auditors' Reports                                               F-1

Consolidated Balance Sheet                                                  F-3

Consolidated Statement of Income                                            F-4

Consolidated Statement of Stockholders' Equity                              F-5

Consolidated Statement of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                  F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Professional Dental Technologies, Inc.
Batesville, Arkansas

We have audited the accompanying consolidated balance sheet of Professional Dental Technologies, Inc. and Subsidiaries (the "Company") as of October 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Professional Dental Technologies, Inc. and Subsidiaries as of October 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
-----------------------------------
Deloitte & Touche LLP
Little Rock, Arkansas
December 19, 1997

                                    SILVERMAN
                                      OLSON
                                  THORVILSON &
                                  KAUFMANN LTD

                          Certified Public Accountants

                          1550 Kinnard Financial Center
                             920 Second Avenue South
                          Minneapolis, Minnesota 55102


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Professional Dental Technologies, Inc.
Batesville, Arkansas

We have audited the accompanying consolidated balance sheet of Professional Dental Technologies, Inc. and its subsidiaries as of October 31, 1996 the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Dental Technologies, Inc. and its subsidiaries as of October 31, 1996 and the results of its operations and of cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Silverman Olson Thorvilson & Kaufmann Ltd.
SILVERMAN OLSON THORVILSON & KAUFMANN LTD.
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

December 19, 1996

PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1997 AND 1996
--------------------------------------------------------------------------------
                                                              1997        1996
ASSETS                                                          (in thousands)

CURRENT ASSETS:
  Cash and cash equivalents                                   $1,267    $   728
  Certificates of deposit                                                   400
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
    of $60,000 and 443,000 respectively (Note 6)               1,741      1,573
  Affiliates (Note 2)                                            133        160
  Inventory (Notes 3 and 6)                                    2,791      2,213
  Advances to employees, officers and directors (Note 2)          70         83
  Deferred income taxes (Note 9)                                 138        140
  Other current assets                                           249        227
                                                               -----     ------
          Total current assets                                 6,389      5,524
PROPERTY AND EQUIPMENT, Net (notes 4, 7 and 8)                 2,494      1,980
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Notes 2 and 5)                   324
DEFERRED INCOME TAXES, Net (Note 9)                               79         58
OTHER ASSETS, Net                                                 52         91
                                                              ------     ------
TOTAL                                                         $9,014     $7,977
                                                              ======     ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - line of credit (Note 6)                    $   390    $   726
  Accounts payable - trade                                     1,135        982
  Accrued payroll and payroll taxes                              633        370
  Accrued warranty costs                                         117        160
  Other accrued liabilities                                      526        453
  Current portion of long-term debt (Note 7)                     206        146
  Current portion of capital lease obligations (Note 8)          173         71
                                                             -------    -------
     Total current liabilities                                 3,180      2,908

LONG-TERM DEBT, Net of current portion (Note 7)                  755        677
CAPITAL LEASE OBLIGATIONS, Net of current portion (Note 8)       505        306
                                                             -------    -------
     Total liabilities                                         4,440      3,891
COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 10)

STOCKHOLDERS' EQUITY:
  Common stock; par value $.01; 30,000,000 shares
  authorized; 14,100,000 shares issued and
  outstanding (Note 11)                                          141        141
  Additional paid-in capital                                     289        264
  Retained earnings                                            4,144      3,681
                                                             -------    -------
     Total stockholders' equity                                4,574      4,086
                                                             -------    -------

TOTAL                                                        $ 9,014    $ 7,977
                                                             =======    =======

See notes to consolidated financial statements.

PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                1997      1996
                                                           (in thousands, except
                                                          per share information)


SALES (NOTES 2, 5 AND 10)                                     $23,823   $21,789

COST OF GOODS SOLD (NOTES 3 AND 11)                             9,427     9,235
                                                               ------    ------
    Gross profit                                               14,396    12,554

OPERATING EXPENSES (NOTES 2, 4, 10 AND 11)                     13,155    11,228
                                                               ------    ------
    Income from operations                                      1,241     1,326

OTHER INCOME (EXPENSES):
  Affiliate activity:
    Equity in net losses of joint ventures (Note 5)              (144)     (425)
    Write-down of investments in affiliates (Notes 2 and 5)      (127)     (293)
  Interest expense                                               (242)     (156)
  Miscellaneous income (expense) (Note 2)                          28       (57)
                                                               ------    -------
INCOME BEFORE INCOME TAXES (NOTE 9)                               756       395

PROVISION FOR INCOME TAXES                                        293       137
                                                              -------   -------
NET INCOME                                                    $   463   $   258
                                                              =======   =======
NET INCOME PER SHARE                                          $  0.03      0.02
                                                              =======   =======


See notes to consolidated financial statements.


PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------

                                                                                          Equity
                                                    Common Stock                         Adjustment
                                                  ---------------  Additional           from Foreign
                                                  Shares     Par    Paid-In   Retained     Currency
                                                  Issued    Value   Capital   Earnings   Translation     Total
                                                  --------------------------------------------------------------
                                                                         (in thousands)

BALANCE AT OCTOBER 31, 1995                       14,100    $141     $239     $3,423         $(11)      $3,792

  Stock options issued for services                                    25                                   25

  Adjustment from foreign currency translation                                                 11           11

  Net income                                                                     258                       258
                                                 ------     ----     ----     ------         ----       ------

BALANCE AT OCTOBER 31, 1996                      14,100      141      264      3,681                     4,086

  Stock options issued for services                                    25                                   25

  Net income                                                                     463                       463
                                                 ------     ----     ----      -----        -----       ------

BALANCE AT OCTOBER 31, 1997                      14,100     $141     $289     $4,144        $           $4,574
                                                 ======     ====     ====     ======        =====       ======

See notes to consolidated financial statements.



PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996 (in thousands)
-------------------------------------------------------------------------------------------

                                                                     1997          1996

OPERATING ACTIVITIES:
  Net income                                                       $  463         $  258
  Adjustments to reconcile net income to net cash
  provided by operations:
    Affiliate activity:
     Equity in net losses of joint ventures                           144            425
     Write-down of investments in affiliates                          127            293
    Depreciation and amortization                                     672            467
    Loss on disposal of property and equipment                          8              8
    Stock options issued for nonemployee services                      25             25
    Deferred income taxes                                             (19)           (23)
  Change in:
    Accounts receivable                                              (141)          (238)
    Inventory                                                        (578)           167
    Advances - employees, officers and directors                       13             36
    Other assets                                                      (22)           147
    Accounts payable - trade                                          153           (217)
    Accrued payroll and payroll taxes                                 263             15
    Accrued warranty costs                                            (43)           (90)
    Other accrued liabilities                                          73            142
                                                                   ------         ------
          Net cash provided by operations                           1,138          1,415

INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (739)          (515)
  Proceeds from the sale of property and equipment                      6             14
  Proceeds from (purchase of) certificates of deposit                 400           (400)
  Proceeds from (investment in) joint ventures                         53           (419)
                                                                  -------         ------
          Net cash used in investing activities                      (280)        (1,320)

FINANCING ACTIVITIES:
  Decrease in line of credit                                         (336)          (207)
  Proceeds of long-term debt                                          340            170
  Payment of long-term debt                                          (202)          (216)
  Payment of capital lease obligations                               (121)           (24)
                                                                  -------         ------
          Net cash used in financing activities                      (319)          (277)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               11
                                                                  -------         ------
INCREASE (DECREASE) IN CASH                                          539            (171)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                728             899
                                                                  ------          ------
  End of period                                                   $1,267          $  728
                                                                  ======          ======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                     $  231          $  159
     Income taxes                                                    246              35

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES -
     Property and equipment purchased with capital leases            422             401
-------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

PROFESSIONAL DENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF ORGANIZATION - Professional Dental Technologies, Inc. is a group of companies headquartered in Batesville, Arkansas engaged primarily in the business of designing, manufacturing and marketing products and services for dental professionals to be used in the diagnosis, treatment and prevention of periodontal and other dental diseases.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Professional Dental Technologies, Inc. and its wholly-owned subsidiaries: PDT Byte, Inc., Pro-Dentec FSC, Inc., Professional Dental Hygienists, Inc., PDT Image, Inc., Professional Dental Manufacturing, Inc., Professional Dental Marketing, Inc., Professional Dental Printing, Inc., Professional Dental Probes, Inc., (inactive at October 31, 1997), and
    Professional Dental Technologies Therapeutics, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    ESTIMATES - The  preparation  of financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS - For the purpose of presentation in the consolidated statements of cash flows, the Company considers all cash on hand and on deposit with depository institutions with maturity at the time acquired of three months or less to be cash and cash equivalents.

    INVENTORY - Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

    PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using accelerated methods and is expensed based on the estimated useful lives of the assets.

    LONG-LIVED ASSETS - The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF in the year ended October 31, 1997. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements for the year ended October 31, 1997.

    INVESTMENTS IN AND ADVANCES TO AFFILIATES - The Company uses the equity method to account for investments in affiliates, primarily joint ventures, in which the Company has a 20% to 50% interest.

    NET INCOME PER SHARE - Net income per share was computed based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the years ended October 31, 1997 and 1996, was 14,100,000 shares. Common stock equivalents have less than a 3% dilutive effect.

    REVENUE RECOGNITION - Revenue is recognized at the time that product ownership transfers to the customer, principally at the time of shipment. Revenue from computer software maintenance agreements is deferred and amortized over the term of the related agreements.

    ACCRUED WARRANTY COSTS - The Company provides by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

    CONCENTRATION OF CREDIT RISK - Accounts receivable arise from the sale of dental products to dental professionals located throughout the world but principally in the United States. The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the dental industry.

    INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED Compensation during the year ended October 31, 1997. SFAS No. 123 establishes accounting and reporting standards for companies who have stock-based compensation plans. Those plans include all arrangements by which employees and nonemployees receive shares of stock or other equity instruments of the company. SFAS No. 123 defines a fair value based method of accounting for a stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Accounting Principles Board ("APB") Opinion 25, requires compensation cost for stock-based employee compensation plans to be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. SFAS No. 123 permits an entity in determining its net income to continue to apply the accounting provisions of APB Opinion 25 to its stock-based employee compensation arrangements. An entity that continues to apply APB Opinion 25 must comply with the disclosure requirements of SFAS
    123. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 and related interpretations to its employee stock options.

    SELF INSURANCE - The Company is self-insured with respect to health insurance and periodically estimates the liability of the Company for claims incurred but not reported, adjusting its recorded liability as necessary. Such estimates are based on the Company's experience giving consideration to material changes in medical cost or usage trends of the plan and the amount of contributions (if any) by participants.

    RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 financial statements in order to conform with 1997 financial statement presentation. These reclassifications had no effect on stockholders' equity or net income, as previously reported.

2.  RELATED PARTY TRANSACTIONS

    During 1997 and 1996, the Company advanced funds to certain employees, officers and directors. The advances are due on demand. The advances were as follows at October 31:

                                                       1997        1996
     ---------------------------------------------------------------------

     Employees                                      $ 23,000     $ 29,000
     Officers and directors                           47,000       54,000
                                                    --------     --------

          Total                                     $ 70,000     $ 83,000
                                                    ========     ========
     ---------------------------------------------------------------------


    During the years ended October 31, 1997 and 1996, the Company provided printing services with revenues aggregating approximately $572,000 and $729,000, respectively, to its affiliates and to other companies controlled by the majority shareholders of the Company. These amounts are included in sales in the consolidated statements of income. As of October 31, 1997 and 1996, these affiliated companies owed the Company $133,000 and $160,000, respectively, reflected as accounts receivable-affiliates in the balance sheets.

    During the years ended October 31, 1997 and 1996, the Company purchased inventory from its affiliates aggregating $0 and $427,000, respectively, and sold $340,000 and $933,000, respectively, of inventory to its affiliates.

    During the years ended October 31, 1997 and 1996, the Company allocated various operating and payroll expenses to one of its affiliates based on related personnel costs and other factors. These allocated expenses aggregated approximately $241,000 and $590,000, respectively.

    During the years ended October 31, 1997 and 1996, the Company paid expenses of and advanced funds to its affiliates. The amounts owed from these affiliates are included in the investments in and advances to affiliates on the balance sheet as of October 31, 1996. Also during the years ended
    October 31, 1997 and 1996, the Company wrote down its investments in affiliates by $127,000 and $275,000, respectively, due to the probability that these investments were not recoverable. During the year ended October 31, 1997 the Company charged no interest to any affiliate. During the year ended October 31, 1996 the Company charged interest of $10,000 to one affiliate.

3.  INVENTORY

    Inventory consisted of the following at October 31:

                                                       1997        1996
     ---------------------------------------------------------------------
     Finished goods                              $   589,000   $   818,000
     Work in process                                  13,000         -
     Raw materials                                 2,189,000     1,395,000
                                                 -----------   -----------
          Totals                                 $ 2,791,000   $ 2,213,000
                                                 ===========   ===========
     ---------------------------------------------------------------------

    During the years ended October 31, 1997 and 1996, the Company wrote off approximately $208,000 and $213,000, respectively, of obsolete raw materials and finished goods which are reflected in cost of goods sold in the consolidated statements of income.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at October 31:
    ----------------------------------------------------------------------------
                                                                      Estimated
                                                                    Useful Lives
                                           1997        1996           in Years
    ----------------------------------------------------------------------------

    Land                              $   116,000   $   116,000          -
    Buildings and improvements            780,000       783,000         7-39
    Manufacturing equipment             2,440,000     1,712,000         3-10
    Vehicles                              561,000       554,000          5
    Furniture and equipment               802,000       444,000         3-7
                                      -----------   -----------

       Total property and equipment     4,699,000     3,609,000
    Less accumulated depreciation      (2,205,000)   (1,629,000)
                                      -----------   -----------
       Property and equipment, net     $2,494,000   $ 1,980,000
                                      ===========   ===========
    ----------------------------------------------------------------------------

     Depreciation expense was $632,000 and $427,000 during 1997 and 1996, respectively.

5.  INVESTMENT IN AND ADVANCES TO AFFILIATES

    PERFECTBYTE LIMITED PARTNERSHIP - PerfectByte Limited Partnership (the "Partnership") is owned by PDT Byte, Inc. ("Byte") and an independent company (the "Partner") to develop and market software for dental practice management. Partnership profit is to be allocated based on specified percentages at certain profitability levels while losses are allocated in proportion to capital account balances at October 31 of each year. Consequently, during the years ended October 31, 1997 and 1996, Byte was allocated substantially all of the losses totaling approximately $55,000 and $185,000, respectively. Additionally during 1997 and 1996, the Company wrote-down its net investment in the Partnership amounting to $68,000 and $150,000, respectively.

    The Partnership is obligated under the partnership agreement to make guaranteed payments to the Partner. Payments have been and are to be made based on total principal and interest payments due to a lender by the Partner. The notes have a principal balance of approximately $196,000 at October 31, 1997, and a variable interest rate based on 1.5% over lender prime rate (10.62% at October 31, 1997). Such notes mature November 19, 1998, and are expected by management of the Company to be refinanced.

    The Partner may negotiate new terms at or near maturity which could modify the payment due dates. If such modifications occur, the timing of the Partnership's payments of its guaranteed payment obligations could also be changed. The Company has guaranteed Byte's obligation to the extent of one-half of the principal and interest payments which become due under the existing debt.

    The following is a summary of the condensed financial position and results of operations for the Partnership for the years ended October 31, 1997 and 1996.

    ----------------------------------------------------------------------------
                                                       1997           1996
    ----------------------------------------------------------------------------

    Current assets                                  $    5,000      $   49,000
    Noncurrent assets                                        0          12,000
                                                    ----------      ----------
          Total assets                                   5,000          61,000
                                                    ==========      ==========
    Current and total liabilities (substantially
       all to the Company)                           1,335,000       1,274,000
    Owners' deficit                                 (1,330,000)     (1,213,000)
                                                   -----------      ----------
          Total liabilities and owners' deficit    $     5,000      $   61,000
                                                   ===========      ==========

    Sales                                          $   262,000      $  920,000
                                                   ===========      ==========

    Net loss                                       $  ($55,000)     $ (186,000)
                                                   ===========      ==========
    ----------------------------------------------------------------------------

    The Company had ownership interests for several years in a general partnership known as Pro-Dentec Canada (the "Venture") which was involved in the distribution of the Company's products in Canada. During the year ended October 31, 1997, the partnership was terminated following litigation between the partners. Losses during the year ended October 31, 1997, incurred through the Venture's termination, totaled $89,000 and the Company wrote off the remaining balance of its investment in the Venture which totaled $59,000. For the year ended October 31, 1996, the Company's allocated losses totaled $190,000. Net sales were $604,000 and $1,431,000 for the period from the beginning of fiscal year 1997 to the termination of the Venture (approximately six months) and the year ended October 31, 1996, respectively. After the termination of the Venture, net sales in Canada were included in the consolidated statement of income and totaled $439,000.

6.  LINE OF CREDIT

    At October 31, 1997 and 1996, the Company had outstanding short-term borrowings of $390,000 and $726,000, respectively, under an available bank line of credit aggregating $3,000,000. The unused portion of the line of credit at October 31, 1997 was $2,610,000. Interest is charged at a variable rate based on lender prime + 1.5% (10% at October 31, 1997). Borrowings are collateralized by receivables and inventory and guaranteed by the Company's subsidiaries. The line of credit is subject to certain restrictive covenants, including maintaining tangible net worth (as defined) of at least $2,000,000. The line of credit has a term of three years and shall be automatically renewed unless terminated under the provisions of the agreement. The term of this line of credit began in May 1997.

7.  LONG-TERM DEBT

    Long-term debt consisted of the following at October 31:

    ----------------------------------------------------------------------------
                                                            1997         1996
    ----------------------------------------------------------------------------

    Mortgage payable - collateralized by land and
      building with a carrying value at October 31,
      1997, of $274,000; interest at 8.25%; monthly
      payments of principal and interest aggregating
      $2,297, with a balloon payment of $104,000 at
      maturity, March 1999.                              $128,000     $144,000

    Mortgage payable - collateralized by land and
      building with a carrying value at October 31,
      1997, of $231,000; interest at 8.75%; monthly
      payments of principal and interest aggregating
      $1,849, with a balloon payment of $165,000 at
      maturity, March 1999.                              175,000       182,000
    ----------------------------------------------------------------------------
                                                                       Continued

    ----------------------------------------------------------------------------
                                                            1997         1996
    ----------------------------------------------------------------------------

    Mortgage payable - collateralized by land and
      building with a carrying value at October 31,
      1997, of $276,000; interest at 8.25%; monthly
      payments of principal and interest aggregating
      $2,148, with a balloon payment of $164,000 at
      maturity, April 2000.                              $190,000     $201,000

    Notes payable - collateralized by equipment with
      a carrying value at October 31, 1997, of
      $51,000; interest at 7.0%; monthly principal
      and interest payments of $3,069 maturing
      March 1999.                                          50,000       92,000

    Notes payable - collateralized by equipment with
      a carrying value at October 31, 1997, of
      $315,000; interest at 8.25%; monthly principal
      and interest payments of $6,935, maturing
      November 1999.                                      288,000         -

    Notes payable - collateralized by vehicles with
      a carrying value at October 31, 1997, of
      $203,000; interest ranging from 7.0% - 13.3%;
      aggregate monthly principal and interest
      payments of $5,892 and maturity dates ranging
      from November 1997 to January 2001.                130,000       204,000
                                                        --------      --------
                                                         961,000       823,000
    Less current portion                                 206,000       146,000
                                                        --------      --------
    Long-term portion                                   $755,000      $677,000
                                                        ========      ========
    ----------------------------------------------------------------------------


The debt matures as follows during the years ending October 31:


     ---------------------------------------------------------------------------
          1998                                                       $206,000
          1999                                                        416,000
          2000                                                        251,000
          2001                                                         81,000
          2002                                                          7,000
                                                                     --------
                                                                     $961,000
                                                                     ========
     ---------------------------------------------------------------------------


8.  CAPITAL LEASE OBLIGATIONS

    The Company leases certain property and equipment under capital leases. Cost and accumulated depreciation of assets under capital leases were as follows at October 31:

    ----------------------------------------------------------------------------

                                                       1997           1996
    ----------------------------------------------------------------------------

    Property and equipment                           $823,000       $401,000
    Less accumulated depreciation                     236,000         58,000
                                                     --------       --------
    Property and equipment, net                      $587,000       $343,000
                                                     ========       ========
    ----------------------------------------------------------------------------

    The future minimum lease payments under the capital leases are as follows for the years ending October 31:

    ----------------------------------------------------------------------------
     1998                                                        $234,000
     1999                                                         227,000
     2000                                                         224,000
     2001                                                         119,000
     2002                                                          12,000
                                                                 --------
          Total minimum lease payments                            816,000

    Less amount representing interest                             138,000
                                                                 --------
          Present value of net minimum lease payments             678,000
    Less current portion                                          173,000
                                                                 --------
    Capital lease obligation - net of current portion            $505,000
                                                                 ========
    ----------------------------------------------------------------------------

9.  INCOME TAXES

    The provision for income taxes for the years ended October 31, 1997 and 1996, consists of the following:

    ----------------------------------------------------------------------------
                                                            1997        1996
    ----------------------------------------------------------------------------

     Current expense                                      $312,000    $160,000
     Deferred benefit                                      (19,000)    (23,000)
                                                          --------    --------
          Total                                           $293,000    $137,000
                                                          ========    ========
     ---------------------------------------------------------------------------

    A reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows for the years ended October 31, 1997 and 1996:

    ----------------------------------------------------------------------------
                                                1997                  1996
                                          -----------------    -----------------
                                          Amount    Percent    Amount    Percent
    ----------------------------------------------------------------------------

     Tax expense at maximum statutory
       rate                              $257,000    34.0%    $134,000    34.0%
     State tax,net of federal benefit      43,000     5.7       18,000     4.6
     Other                                 (7,000)   (0.9)     (15,000)   (3.9)
                                         --------    ----     --------    ----
          Provision for income taxes     $293,000    38.8%    $137,000    34.7%
                                         ========    ====     ========    ====
    ----------------------------------------------------------------------------

    The net deferred tax asset consisted of the following at October 31:

    ----------------------------------------------------------------------------
                                                            1997        1996
    ----------------------------------------------------------------------------

    Deferred tax assets:
     Investment in affiliates                             $112,000    $ 86,000
     Warranty                                               45,000      62,000
     Intangibles                                            38,000      29,000
     Compensation                                           74,000      55,000
     Allowance for doubtful accounts                        23,000      19,000
     Other                                                   5,000       3,000
                                                          --------    --------
                                                           297,000     254,000
    Deferred tax liability:
     Guaranteed payments of joint venture                   80,000      56,000
                                                          --------    --------
    Net deferred tax asset                                 217,000     198,000
    Current portion                                        138,000     140,000
                                                          --------    --------
          Net deferred tax asset - non-current            $ 79,000    $ 58,000
                                                          ========    ========
    ----------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS - The Company and a former wholly-owned subsidiary ("PDT Production") are defendants in a legal action in which the plaintiff claims that the Company and PDT Production breached their obligation to pay royalties to the plaintiff on an ultrasonic scaler previously sold by the Company and claims further, based on guaranteed minimum royalties through the year 2050, approximately $9,000,000 in actual losses for past and future royalties and damages plus unspecified punitive damages. The Company contends its obligation ceased with the assignment for the benefit of PDT Production creditors and the resulting termination of the product-related licensing agreement. The case is set for trial in April of 1998. The Company believes its has adequate legal defenses with respect to this suit and intends to vigorously defend against the action. However, it is reasonably possible that the case could result in an outcome unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of litigation is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material effect on the Company's financial position or reported results of operations.

    The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

    OPERATING LEASES - The Company leases warehouse space and various equipment under non-cancelable operating leases. Future minimum lease payments are as follows:

    ----------------------------------------------------------------------------
    Year ending October 31:
    ----------------------------------------------------------------------------
     1998                                                       $ 52,000
     1999                                                         48,000
     2000                                                         50,000
     2001                                                         41,000
                                                                --------
                                                                $191,000
                                                                ========
     ---------------------------------------------------------------------------



    Rent expense was $126,000 and $101,000 for the years ended October 31, 1997 and 1996, respectively.

    LICENSING AGREEMENT - The Company has a licensing agreement with a foreign company which owns the manufacturing and distribution rights to a rotary hygiene device, known as Rota-dent. The agreement contains the following major provisions:

        1) The Company holds the worldwide rights to manufacture and distribute the Rota-dent in perpetuity except for the right to distribute the Rota-dent in Sweden which was granted back to the foreign company (subject to cancellation by either party on 90 days notice).

        2) The Company was assigned all patents and trademarks of the Rota-dent.

        3) The Company is to pay a royalty of $3.00 to the foreign company for each Rota-dent sold until an aggregate of $5,000,000 in royalties has been paid. At that time, royalty payments will change to $1.50 per unit until an additional $3,000,000 in royalties have been paid at which time the royalties will cease. During the years ended October 31, 1997 and 1996, the Company paid royalties of $602,000 and $629,000, respectively, and up through October 31, 1997, has paid aggregate royalties of approximately $4,743,000.

    In addition, the Company has certain other licensing agreements related to its distribution of various other dental products. During the years ended October 31, 1997 and 1996, the Company incurred royalties under these licensing agreements totaling $115,000 and $82,000, respectively.

    BUSINESS VENTURE AGREEMENTS - The Company has a business venture agreement with Advanced Clinical Technologies, Inc. ("ACTech"), a third-party developer of certain dental products produced by the Company's wholly-owned subsidiary, Professional Dental Technologies Therapeutics, Inc. ("PDTT"). Pursuant to the agreement, ACTech was paid $96,000 during the years ended October 31, 1997 and 1996, for consulting services provided. In addition, ACTech earned and was paid profit allocation equivalent to 25% of PDTT's net profit, as defined, aggregating $180,000 and $102,000 for the years ended October 31, 1997 and 1996, respectively. During the year ended October 31, 1997, ACTech repaid $41,000 that the Company had advanced to ACTech against future profits.

    The Company has also entered into a rolling five year term agreement commencing on December 5, 1995, with Aztec Developments, Ltd. ("Aztec"), an independent company, to manufacture and distribute certain proprietary periodontal dental products. In addition to contributing their manufacturing and sales experience, the Company has committed to invest in the final development of the products and required tooling, and to invest at least $300,000 in the marketing and selling of the products over a two year term. As of October 31, 1997, the Company has invested $60,000 in equipment costs related to this agreement, which are included in property and equipment in the consolidated balance sheets. Aztec has agreed to contribute the completed design of the products and a license to manufacture the products under the patents now in force. Aztec has the right to terminate the agreement if the business volume does not exceed an agreed-upon minimum during the initial two years.

    The agreement stipulates fixed amounts payable to the Company and Aztec for items sold, after which, all profits, as defined in the agreement, are to be allocated equally between the Company and Aztec. As of October 31, 1997, no sales of the related proprietary periodontal dental products have occurred.

    PURCHASE COMMITMENTS - As of October 31, 1997, the Company had total purchase commitments outstanding aggregating approximately $2,549,000.

    SIGNIFICANT VENDORS - During the year ended October 31, 1997, the Company made purchases from one supplier which aggregated $535,000.

    PRODUCT SALES CONCENTRATION - Sales of the Company's Rota-dent and accessory products represented approximately 71% of total revenues for the year ended October 31, 1997.

11. EMPLOYEE BENEFIT PLANS

    401(K) RETIREMENT SAVINGS PLAN - The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute up to 15% of their annual salary to the plan, subject to certain limitations. The Company may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after five years of service. There were no Company contributions for the years ended October 31, 1997 or 1996.

    INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan for the benefit of its key personnel. The maximum number of shares of common stock reserved for issuance under the Plan is 5,000,000 shares, provided that in no event shall more than 10% of the Company's then outstanding stock be optioned under the Plan in any single year.

    The Board of Directors may grant options to key individuals at any time. The purchase price for stock under the plan shall be 100% of the fair market value of the stock at the time the option is granted, but in no event less than par value of the stock. Options granted expire 10 years from the date they are granted. As of October 31, 1997 and 1996, options to purchase an aggregate of 1,271,000 and 748,500 shares of stock, respectively, were outstanding at prices ranging from $0.5625 to $3.00. The options are generally subject to the option holder's continued employment or services to the Company.

    A summary of the status of the Company's stock option plan as of October 31, 1997 and 1996, and changes during the years ending on those dates is as follows:


    --------------------------------------------------------------------------------------
                                                                               Weighted
                                                     Number        Option       Average
                                                      of            Price    Option Price
                                                     Shares       Per Share    Per Share
    --------------------------------------------------------------------------------------

     Options outstanding at November 1, 1995       1,528,500     $1.00 - $2.75    $ 1.42
      Granted                                         25,000        $0.8125       $ 0.81
      Expired                                       (720,500)    $1.00 - $1.50    $ 1.01
      Forfeited                                      (84,500)    $1.00 - $2.00    $ 1.90
                                                   ---------
     Options outstanding at October 31, 1996         748,500    $0.8125 - $2.75   $ 1.71
      Granted                                        655,500    $0.5625 - $3.00   $ 0.61
      Forfeited                                     (133,000)    $1.50 - $2.75    $ 2.31
                                                   ---------
     Options outstanding at October 31, 1997       1,271,000    $0.5625 - $3.00   $ 1.12
                                                   =========
     Options exercisable at October 31, 1997         563,000    $0.5625 - $2.375  $ 1.38
                                                   =========
     Options available for grant at
       October 31, 1997                            3,729,000
                                                   =========
     --------------------------------------------------------------------------------------

    The following table  summarizes  information  about stock options at October 31, 1997:


------------------------------------------------------------------------------------------------
                                                    Weighted                         Weighted
                                        Weighted     Average                          Average
                                        Average      Exercise                         Exercise
                         Number        Remaining     Price of          Number         Price of
    Range of         Outstanding at   Contractual   Outstanding    Exercisable at    Exercisable
 Exercise Prices    October 31, 1997     Life        Options      October 31, 1997    Options
------------------------------------------------------------------------------------------------


     $1.25               100,000           2           1.25           100,000             1.25
$1.00 - $1.75             36,000           3           1.47            36,000             1.47
     $1.50               200,000           5           1.50           200,000             1.50
     $2.375               60,000           6           2.38            60,000             2.38
 $2.00 - $2.50           167,500           7           2.01            37,500             2.00
$1.5625 - $2.00           27,000           8           1.76               -                 -
     $0.8125              25,000           9           0.81            25,000             0.81
     $0.5625             643,500          10           0.56           104,500             0.56
      $3.00               12,000          10           3.00               -                 -
-------------------------------------------------------------------------------------------------


    The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock option and award plans. Under the terms of the plans, the exercise price for each option is equal to the market price of the Company's stock on the date of the grant. Accordingly, no compensation expense has been recognized under these plans. Net income and earnings per share on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, would have been as follows (in thousands, except per share data):

    ----------------------------------------------------------------------------
                                                       Years ended October 31,
                                                       -----------------------
                                                            1997       1996
    ----------------------------------------------------------------------------

     Net income:
      As reported                                         $ 463       $ 258
      Pro forma                                             431         251

     Earnings per share:
      As reported                                         $0.03       $0.02
      Pro forma                                            0.03        0.02
     ---------------------------------------------------------------------------

    The estimated fair value of options granted during 1997 and 1996 was $.3480 and $.5120 per share, respectively. For purposes of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

    ----------------------------------------------------------------------------
     Risk-free interest rate                                          5.84%
     Expected life                                                   10 years
     Expected volatility                                              42%
    ----------------------------------------------------------------------------


    NON-QUALIFIED OPTIONS - The Company has issued options to a consultant to purchase 100,000 shares of common stock at $1.00 per share. The options are exercisable immediately and expire on December 31, 1998. As of October 31, 1997, these options have not been exercised. In conjunction with these options, the Company has recognized $25,000 of compensation expense for the years ended October 31, 1997 and 1996, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are as follows:


     -------------------------------------------------------------------------------------------
                                                      1997                        1996
                                            ------------------------      ----------------------
                                             Carrying     Estimated       Carrying    Estimated
                                              Amount      Fair Value       Amount     Fair Value
     --------------------------------------------------------------------------------------------

     ASSETS:
      Cash and cash equivalents            $1,267,000     $1,267,000     $  728,000   $  728,000
      Certificates of deposit                   -              -            400,000      400,000
      Accounts receivable:
        Trade                               1,741,000      1,741,000      1,573,000    1,573,000
        Affiliates                            133,000        133,000        160,000      160,000

     LIABILITIES:
      Notes payable - line of credit          390,000        390,000        726,000      726,000
      Accounts payable - trade              1,135,000      1,135,000        982,000      982,000
      Long-term debt                          961,000        938,000        823,000      794,000
      Commitments                               -              -              -            -
     ---------------------------------------------------------------------------------------------


    The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

        The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximate fair value due to the short maturity of these items. The carrying amount of the notes payable - line of credit approximates fair value because the interest rate on this instrument changes with market interest rates. The fair value of the Company's long-term debt (including current maturities) is estimated based on interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

13. RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the FASB issued Statement No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share ("EPS"), simplifying the standards previously found in APB Opinion No. 15, EARNINGS PER SHARE. The current presentation of primary EPS is replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS will be required on the face of the income statement as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

    Also in June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishing standards for the way public enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

    SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods. SFAS 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The adoption of SFAS 128, 129, 130 and 131 is not expected to have a material effect on the Company's consolidated financial statements.



                                   * * * * * *