Form 10QSB
period 1998-01-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1998-03-17
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

    (Mark One)
             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended      January 31, 1998
                                                 -------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from                      to
                                        ---------------------  -----------------
                 Commission file number:         1-11032
                                        ----------------------------------------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Nevada                                             71-0644350
-------------------------------                       --------------------------
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

    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes     No    .
                                                               ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of February 27, 1998: 14,100,000
                                          --------------------------


                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                JANUARY 31            OCTOBER 31
                                                                   1998                   1997
                                                                (unaudited)
                                                                -----------           ----------
ASSETS                                                                   (In thousands)
Current Assets:
Cash and Cash Equivalents                                       $      1,414          $    1,267
Accounts Receivable:
    Trade - net of allowance for doubtful accounts of $60,000          1,945               1,741
    Affiliates                                                           137                 133
Inventory                                                              3,038               2,791
Other Current Assets                                                     496                 457
                                                                ------------          ----------
    Total Current Assets                                               7,030               6,389

Property and Equipment - Net                                           2,392               2,494
Other Assets - net of accumulated
    amortization                                                         122                 131
                                                                ------------          ----------
      Total Assets                                              $      9,544          $    9,014
                                                                ============          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit                                                  $        980          $      390
Accounts Payable - Trade                                               1,020               1,135
Other Accrued Liabilities                                              1,260               1,276
Long-term debt - current portion                                         206                 206
Capital lease obligations - current portion                              173                 173
                                                                ------------          ----------
      Total Current Liabilities                                        3,639               3,180

Long-term debt - net of current portion                                  705                 755
Capital lease obligations - net of current portion                       463                 505

      Total Liabilities                                                4,807               4,440
                                                                ------------         -----------

Stockholders' Equity:
   Common Stock $0.01 par value:  30,000,000 shares
   authorized; 14,100,000 shares issued and outstanding                  141                 141
Additional Paid-in Capital                                               295                 289
Retained Earnings                                                      4,301               4,144
                                                                ------------        ------------
Total Stockholders' Equity                                             4,737               4,574
                                                                ------------        ------------
      Total Liabilities and Stockholders'
       Equity                                                   $      9,544        $      9,014
                                                                ============        ============


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)
           FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997

                                                  THREE MONTHS ENDED
                                                      JANUARY 31
                                            ------------------------------------
                                                   1998                 1997
                                                   ----                 ----
                                                         (In thousands)
Sales                                       $     6,589           $     4,790

Cost of Goods Sold                                2,615                 2,088
                                            -----------           -----------

Gross Profit                                      3,974                 2,702

Operating Expenses                                3,666                 2,368
                                            -----------           -----------

Income
  from Operations                                   308                   334

Other Income (Expenses)                    (         56)          (       156)
                                            -----------           -----------

Income Before
    Income Taxes                                    252                   178

Provision for
    Income Taxes                                     96                    66
                                            -----------           -----------

Net Income                                  $       156           $       112
                                            ===========           ===========

Net Income per Share:

     Basic                                  $       .01           $       .01
                                            ===========           ===========
     Diluted                                $       .01           $       .01
                                            ===========           ===========

Weighted average
  number of shares
  outstanding:

  Basic                                      14,121,000            14,104,000
                                           ============           ===========
  Diluted                                    14,121,000            14,104,000
                                           ============           ===========


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (unaudited)
           FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997


                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                   1998                 1997
                                                       ----                 ----
Net Income                                          $   156            $    112
   Adjustments to reconcile net income
   to net cash from operations:
   Depreciation and amortization                        166                 129
   (Gain) Loss on Disposal of Property & Equipment       (3)                ---
   Non-cash compensation                                  6                   6
Decrease (increase) in:
   Accounts Receivable:
    Trade - Net                                     (   203)           (     80)
    Due from Affiliate                              (     4)           (     88)
    Inventory                                       (   247)                  2
Other  Assets                                       (    41)           (    151)
Increase (decrease) in:
   Accounts Payable - Trade                         (   113)           (    200)
   Other Accrued Liabilities                        (    16)                126
                                                    --------           ---------
   Net Cash Used by Operating Activities            (   299)           (    144)
                                                    --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                  (    54)           (    604)
Certificates of Deposit                                 ---                 200
Proceeds from Sale of Fixed Assets                        3                 ---
Investment in Joint Ventures                            ---                  68
                                                    -------            ---------
    Net Cash Used by Investing Activities           (    51)           (    336)
                                                    -------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Line of Credit                              590                  85
Issuance of long-term debt                              ---                 490
Payment of Capital Lease Obligations                (    43)                ---
Payment of long-term debt                           (    50)           (     69)
                                                    -------            ---------
     Net Cash Provided by
     Financing Activities                               497                 506
                                                    -------            ---------
Increase in Cash                                        147                  26
Cash and Cash Equivalents -
    Beginning of Period                               1,267                 728
                                                   --------            ---------
    End of period                                  $  1,414            $    754
                                                   ========            =========


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF ORGANIZATION - Professional Dental Technologies, Inc. is a group of companies headquartered in Batesville, Arkansas engaged primarily in the business of designing, manufacturing and marketing products and services for dental professionals to be used in the diagnosis, treatment and prevention of periodontal and other dental diseases.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Professional Dental Technologies, Inc. and its wholly-owned subsidiaries: PDT Byte, Inc., Pro-Dentec FSC, Inc., Professional Dental Hygienists, Inc., PDT Image, Inc., Professional Dental Manufacturing, Inc., Professional Dental Marketing, Inc., Professional
      Dental Printing, Inc., Professional Dental Probes, Inc., (inactive at January 31, 1998), and Professional Dental Technologies Therapeutics, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      LONG-LIVED ASSETS - The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF in the year ended October 31, 1997. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements for the period ended January 31, 1998.

      INVESTMENTS IN AND ADVANCES TO AFFILIATES - The Company uses the equity method to account for investments in affiliates, primarily joint ventures, in which the Company has a 20% to 50% interest.

      NET INCOME PER SHARE - The Company has adopted SFAS No. 128, Earnings per Share, during the year ended October 31, 1997; accordingly, both Basic and Diluted EPS were presented for the quarters ended January 31, 1998 and 1997. Basic and diluted weighted average number of shares outstanding for the quarters ended January 31, 1998 and 1997 were 14,121,000 and 14,104,000 shares, respectively. Common stock equivalents have less than a 3% dilutive effect.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 financial statements in order to conform with 1998 financial statement presentation. These reclassifications had no effect on stockholders' equity or net income, as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997
           -----------------------------------------------------------

              RESULTS OF OPERATIONS. For the period ended January 31, 1998, net sales were $6.6 million compared with $4.8 million in the 1997 first quarter, an increase of 38%. This result is attributable to higher sales of all three of the Company's principal product lines, Rota-dent and accessories, Scaler and accessories and dental pharmaceutical products. Approximately $0.2 million of the increase can be attributed to the net impact of consolidating Canadian revenue with that of the Company in the first quarter of 1998, whereas such revenue was not consolidated in the first quarter of 1997. The increase was partially offset by a decrease in revenue from the sale of computer systems and software.

              The Company's total sales revenue during the three months ended January 31, 1998 and 1997 have been principally attributable to the Rota-dent. Sales of the Rota-dent, including accessories and foreign sales, were $4.3 million in the 1998 first quarter compared to $3.7 million in the 1997 period. Other clinical products, (the ultrasonic scaler and pharmaceutical product lines) generated revenues of $1.9 million in the first quarter of 1998 compared to $0.6 million in the first quarter of 1997. Much of this increase is due to the introduction of the Pro-Select-3 scaler, which was not sold prior to February, 1997. Revenue from the sale of computer-based products amounted to $0.2 million in 1998 compared to $0.3 million in the first quarter of 1997. The balance of revenue in the first quarter of both years was attributable to the sale of printed literature and seminar fees.

              The cost of goods sold for the three months ended January 31, 1998, was $2.6 million compared to $2.1 million in the first quarter of 1997. As a percentage of revenue, cost of goods sold was approximately 40% and 44% in the first quarters of 1998 and 1997 respectively. The reduction in cost of goods sold as a percentage of revenue is attributable to improved manufacturing efficiencies and lower material content of products, resulting primarily from the decision to produce the plastic parts for the Rota-dent rather than purchase them from outside vendors.

              Operating expense increased to $3.7 million during the first three months of 1998, from $2.4 million during the comparable 1997 period. Selling expenses increased significantly as a result of costs associated with the field sales force, which is about 40% larger at January 31, 1998 than it was at January 31, 1997; and as a result of consolidating Canadian selling expenses with those of the Company, whereas such expenses were not consolidated in the comparable 1997 period. General and administrative expenses also increased, largely as a result of legal costs incurred in connection with the prosecution and settlement of the litigation described in Legal Proceedings (Part II, Item 1). Other income and expense, consisting primarily of the profit/loss of the non-consolidated affiliate (the PerfectByte Limited Partnership) and interest income/expense, was significantly reduced in the 1998 first quarter, predominantly as a result of lower losses in PerfectByte and the fact that the Canadian operation is now a consolidating entity.

              As a result of the changes noted above, net income for the three month period ended January 31, 1998 was $156,000 compared to $112,000 in the 1997 period, an increase of approximately 39%.

              CAPITAL RESOURCES AND LIQUIDITY. On January 31, 1998 the Company's total assets were $9.5 million, compared to $9.0 million at October 31, 1997. The increase was primarily attributable to increases in trade receivables and inventory. Total liabilities were $4.8 million, compared to $4.4 million at October 31, 1997. This is primarily due to an increase in the draw on the credit line, used to finance the increases in receivables and inventory. Stockholders' equity was $4.7 million, an increase of $0.1 million from the October 31, 1997 total, the result of earnings during the period. During the three months ended January 31, 1998, net cash used by operations was $299,000 compared to $144,000 in the 1997 period. The negative cash from operations in the 1998 period largely resulted from cash consumed in financing increases in receivables and inventory.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

              On February 7, 1998, the Company entered into an agreement with Lysta Production A/S ("Lysta") to settle a lawsuit brought by Lysta against the Company and one of its subsidiaries. The settlement significantly reduces the amount of royalties the Company would have been required to pay if a license agreement relating to the Company's ultrasonic dental scalers had been enforced as Lysta claimed in its complaint. The parties agreed to a mutual release of all claims against each other thereby freeing the Company of any claim by Lysta that it cannot use certain information to produce ultrasonic dental scalers. The impact of the settlement on the Company's current financial condition will not be material.

              On February 9, 1998, PDT Image, Inc. ("PDT"), a wholly-owned subsidiary of the Company, entered into a settlement agreement with Source-1 Dental Image Inc., David Gane and Wayne Rees; Raster Builders, Inc. and Eric Chasanoff ; and certain other Canadian companies and individuals. The settlement provides for the immediate payment of $750,000 in cash to PDT in consideration for PDT relinquishing its proprietary interests in certain computer software programs. The parties agreed to a mutual release of all claims relating to claimed proprietary interests in the computer software programs. The $750,000 settlement amount will be reported as other income in the Company's second fiscal quarter. The release of the Company's interest in the software programs is not expected to have a material impact on the Company's future operations.

               On February 16, 1998, the Company settled a lawsuit brought by a former employee who charged discrimination on the basis of her sex. The settlement will not materially affect on the Company's financial condition.

               The Company knows of no other material litigation involving the Company or any officer or director of the Company.

ITEM 2.  CHANGES IN SECURITIES
         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         NONE

ITEM 5.  OTHER INFORMATION
         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K dated February 7, 1998 announcing the settlement of two matters of litigation. See PART II, ITEM 1, "LEGAL PROCEEDINGS".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      PROFESSIONAL DENTAL
                                                        TECHNOLOGIES, INC.
                                                  ------------------------------
                                                            (Registrant)



           3/13/98                                    /s/ William T. Evans
-----------------------------                     ------------------------------
            Date                                            William T. Evans
                                                            President & CEO



           3/13/98                                   /s/ Richard L. Land
-----------------------------                     ------------------------------
            Date                                           Richard L. Land
                                                           Controller