Form 10QSB
period 1998-04-30
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1998-06-11
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Form 10-QSB

(Mark One)
           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended      APRIL 30, 1998

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
      For the transition period from                         to
            Commission file number:       1-11032

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes
of common equity, as of May 29, 1998:     14,100,000

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET

                                             APRIL 30            OCTOBER 31
                                               1998                 1997
                                           (unaudited)
                                           -----------           ----------
ASSETS                                              (In thousands)
Current Assets:
Cash and Cash Equivalents                 $    1,568             $    1,267
Accounts Receivable:
   Trade - Net of allowance for doubtful
           accounts of $59,000 and $60,000
           respectively                        2,001                  1,741

   Affiliates                                    249                    133
Inventory                                      2,976                  2,791
Other Current Assets                           1,119                    457
                                          ----------             ----------
   Total Current Assets                        7,913                  6,389

Property and Equipment - Net                   2,546                  2,494
Other Assets - Net of Accumulated
   Amortization                                  113                    131
                                          ----------             ----------
    Total Assets                          $   10,572             $    9,014
                                          ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit                            $      843             $      390
Accounts Payable - Trade                       1,127                  1,135
Other Accrued Liabilities                      1,765                  1,276
Long-term Debt - Current Portion                 195                    206
Capital Lease Obligations -
     Current Portion                             173                    173
                                          ----------             ----------
    Total Current Liabilities                  4,103                  3,180

Long-term Debt - Net of Current Portion          683                    755
Capital Lease Obligations - Net of
     Current Portion                             468                    505
                                          ----------             ----------
    Total Liabilities                          5,254                  4,440

Stockholders' Equity:
  Common Stock $0.01 par value:
     30,000,000 shares
     authorized; 14,100,000
     shares issued and outstanding               141                    141
Additional Paid-in Capital                       301                    289
Retained Earnings                              4,876                  4,144
                                          ----------             ----------
Total Stockholders' Equity                     5,318                  4,574
                                          -----------            ----------
    Total Liabilities and Stockholders'
     Equity                               $   10,572             $    9,014
                                          ===========            ==========



                      See Notes to Financial Statements

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                 (UNAUDITED)

      FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 1998 AND 1997

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                    APRIL 30                  APRIL 30
                            ----------------------     ----------------------
                               1998         1997          1998         1997
                               ----         ----          ----         ----
Sales                       $  7,243     $  5,947      $ 13,832     $ 10,737

Cost of Goods Sold             2,805        2,727         5,420        4,815
                            --------     --------      --------     --------

Gross Profit                   4,438        3,220         8,412        5,922

Operating Expenses             3,974        2,923         7,640        5,291
                            --------     --------      --------     --------
Income
   from Operations               464          297           772          631

Other Income (Expenses)          472         (137)          416         (293)
                            --------     --------      --------     --------

Net Income
   before Taxes                  936          160         1,188          338

Provision for
   Income Taxes                 (360)         (64)         (456)        (130)
                            --------     --------      --------     --------

Net Income                   $   576      $    96       $   732      $   208
                             =======      =======       =======      =======

Net Income per Share:
       Basic                $    .04      $   .01       $   .05      $   .01
                            ========      =======       =======      =======



   Diluted                  $    .04      $   .01       $   .05      $   .01
                            ========      =======       =======      =======


Weighted average
shares outstanding:
   Basic                    14,121,000    14,104,000    14,121,000   14,104,000
                            ==========    ==========    ==========   ==========

   Diluted                  14,121,000    14,104,000    14,121,000   14,104,000
                            ==========    ==========    ==========   ==========

                        See Notes to Financial Statements

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOW

                                 (UNAUDITED)

           FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1998 AND 1997

                                                1998          1997
                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $   732        $   208
  Adjustments to reconcile net income
  to net cash from operations:
  Depreciation and Amortization                 339            299
  Deferred Compensation Expense                  12             12
Decrease (increase) in:
  Accounts Receivable                          (376)          (185)
  Inventory                                    (185)            93
Other Current Assets                            (62)          (272)
Other Assets                                   (601)             9
Increase (decrease) in:
  Accounts Payable - Trade                       (8)          (158)
  Other Accrued Liabilities                     489             41
                                             ------         ------
  Net Cash Provided by Operations               340             47
                                             ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment             (325)          (777)
Proceeds from Sale of Fixed Assets               11             --
Certificates of Deposit                          --            400
Investment in Joint Ventures                     --             11
                                             ------         ------
   Net Cash (used) for Investing
   Activities                                  (314)          (366)
                                             ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Line of Credit           452            (38)
Issuance of Long-term Debt                       20            490
Payment of Capital Lease Obligations            (95)            --
Payment of Long-term Debt                      (102)          (146)
                                             ------         ------
   Net Cash (used) for Financing
   Activities                                   275            306
                                             ------         ------

Increase (decrease) in Cash                     301            (13)
Cash and Cash Equivalents -
   Beginning of Period                        1,267            727
                                             ------         ------
   End of period                            $ 1,568        $   714
                                            =======        =======



                      See Notes to Financial Statements

                    PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1998 AND 1997


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

    LONG-LIVED ASSETS - The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF in the year ended October 31, 1997. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements for the period ended April 30, 1998.

    INVESTMENTS IN AND ADVANCES TO AFFILIATES - The Company uses the equity method to account for investments in affiliates, primarily joint ventures, in which the Company has a 20% to 50% interest.

    NET INCOME PER SHARE - The Company has adopted SFAS No. 128, Earnings per Share, during the year ended October 31, 1997; accordingly, both Basic and Diluted EPS were presented for the quarters ended April 30, 1998 and 1997. Basic and diluted weighted average number of shares outstanding for the quarters ended April 30, 1998 and 1997 were 14,121,000 and 14,104,000 shares, respectively. Common stock equivalents have less than a 3% dilutive effect.

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

    STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION during the year ended October 31, 1997. SFAS No. 123 establishes accounting and reporting standards for companies who have stock-based compensation plans. Those plans include all arrangements by which employees and non-employees receive shares of stock or other equity instruments of the company. SFAS No. 123 defines a fair value based method of accounting for a stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Accounting Principles Board ("APB") Opinion 25, requires compensation cost for stock-based employee compensation plans to be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. SFAS No. 123 permits an entity in determining its net income to continue to apply the accounting provisions of APB Opinion 25 to its stock-based employee compensation arrangements. An entity that continues to apply APB

    Opinion 25 must comply with the disclosure requirements of SFAS 123. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 and related interpretations to its employee stock options.

    RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 financial statements in order to conform with 1998 financial statement presentation. These reclassifications had no effect on stockholders' equity or net income, as previously reported.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1998 AND 1997

         RESULTS OF OPERATIONS. For the six month period ended April 30, 1998, net sales were $13.8 million, an increase of approximately 29% compared to $10.7 million for the same period in 1997. This result is largely attributable to increases in sales of each of the Company's three major product lines, Rota-dent and accessories, ultrasonic scaler and accessories, and dental pharmaceutical products. Computer system revenues were down. This resulted from fewer systems being sold, and from the Company's decision to transition sales responsibility to independent value-added resellers (VARs), who typically supply the hardware portion of the system, previously sold by the Company. Approximately $0.5 million of the increase in revenue can be attributed to the net impact of consolidating Canadian revenue with that of the Company in the first six months of 1998, whereas such revenue was not consolidated in the first half of 1997. Without this, revenue would have increased by 24% in 1998 compared to the 1997 period.

         The Company's sales revenue during the six months ended April 30, 1998 and 1997 has been substantially attributable to sales of the Rota-dent and accessories. During the first six months of 1998, revenue from such sales, excluding foreign sales, amounted to $8.3 million compared to $7.4 million for the same period in 1997. Revenue received during the first half of 1998 from the sale of pharmaceutical and scaler products totaled $3.8 million, compared to $1.7 million in the 1997 period. Scaler sales in 1998 more than doubled compared to the 1997 period, and pharmaceutical sales increased by almost 50%. International sales were $1.0 million in 1998 (including consolidated Canadian sales), compared to $0.6 million in the 1997 period (when Canadian sales were not consolidated). The balance of the Company's revenue in both years resulted from sales of computer software, seminar fees and the sale of printed literature.

         Cost of goods sold for the six months ended April 30, 1998 was $5.4 million or 39.2% of sales, compared to $4.8 million or 44.8% of sales for the period ended April 30, 1997. The improvement in gross margin is primarily attributable to increased manufacturing effectiveness, resulting from investments the Company has made in plastic injection molding and milling machinery used to produce Rota-dent and scaler parts which were previously purchased from outside vendors. In addition, manufacturing costs of the scaler in the first half of 1998 were lower than in 1997, since startup costs for the new scaler were incurred in 1997.

         Operating expenses were $7.6 million during the first six months of 1998 compared to $5.3 million during the first half of 1997. Selling expense was up significantly in the 1998 period as a result of continued hiring to increase the size of the field sales force, and increased promotional expenditures for the Rota-dent and the new scaler. The average number of field salespersons in the first six months of 1998 was 40% greater than in the 1997 period. General and administrative expenses increased as a result of higher legal costs relating to the settlement of litigation (See LEGAL PROCEEDINGS), and higher medical expenses. Product development expense also increased in the 1998 period as a result of increased software development cost.

         Other income and expense, which primarily consists of the profit or loss from non-consolidated affiliates, interest income/expense and non-recurring income/expense relating to the settlement of lawsuits, netted to income of $416,000 for the first six months of 1998, compared with an expense of $293,000 for the same period in 1997. Interest expense was higher and losses in non-consolidated affiliates were lower in 1998 than in the 1997 period.

         As a result of the changes noted above, net income for the six month period ended April 30, 1998 was $732,000 compared to $208,000 for the same period in 1997. If the non-recurring amount relating to the settlement of the lawsuits was to be disregarded, net income would have been $311,000 in the 1998 period (SEE LEGAL PROCEEDINGS), resulting in a 50% increase in net income compared to $208,000 in the 1997 period.

      FOR THE THREE MONTH PERIODS ENDED APRIL 30, 1998 AND 1997

         RESULTS OF OPERATIONS. For the three month period ended April 30, 1998, net sales increased 22% to $7.2 million, compared to $5.9 million in the 1997 period. This result is largely attributable to increases in sales of each of the Company's three major product lines, Rota-dent and accessories, ultrasonic scaler and accessories, and dental pharmaceutical products. Computer system revenues were down. This resulted from fewer systems being sold, and from the Company's decision to transition sales responsibility to independent value-added resellers (VARs), who typically supply the hardware portion of the system, previously sold by the Company. Approximately $0.3 million of the increase in revenue can be attributed to the net impact of consolidating Canadian revenue with that of the Company in the second quarter of 1998, whereas such revenue was not consolidated in the second quarter of 1997. Without this, revenue would have increased by approximately 17% in the 1998 second quarter compared to the 1997 period.

         The Company's sales revenue during the three months ended April 30, 1998 and 1997 were principally attributable to the Rota-dent. Domestic sales of the Rota-dent and accessories were $4.4 million in the 1998 second quarter, compared to $3.9 million in the 1997 period. Sales of the scaler and pharmaceutical products generated revenues of $1.9 million in the second quarter of 1998, compared to $1.2 million in the 1997 period. Revenue from the sale of computer-based products amounted to $0.1 million in the 1998 quarter compared to $0.3 million in the second quarter of 1997. International sales were $0.5 million in the 1998 second quarter (including consolidated Canadian sales), compared to $0.3 million in the

      1997 period (when Canadian sales were not consolidated). Revenues from seminar fees and the sale of printed literature accounted for the balance of the Company's revenue in both years.

         Cost of goods sold for the three months ended April 30, 1998 was $2.8 million, or 38.7% of sales, compared to $2.7 million or 45.9% of sales in 1997. The improvement in gross margin is partially attributable to increased manufacturing effectiveness, resulting from investments the Company has made in plastic injection molding and milling machinery used to produce Rota-dent and scaler parts which were previously purchased from outside vendors. In addition, the cost of the scaler in the second quarter of 1998 was significantly lower than in 1997, because manufacturing startup costs for the new scaler were largely incurred in the second quarter of 1997.

         Operating expense was $4.0 million in the second quarter of 1997 compared to $2.9 million in the 1997 period. Selling expense was up significantly in the 1998 period as a result of continued hiring to increase the size of the field sales force, and increased promotional expenditures for the Rota-dent and the new scaler. General and administrative expense increased in 1998 as a result of increased medical expenses. Product development expense also increased in the 1998 period as a result of increased software development cost.

         Other income and expense, consisting primarily of the profit or loss from non-consolidated affiliates, interest income/expense and non-recurring income/expense relating to the settlement of lawsuits, netted to income of $472,000 for the second quarter of 1998, compared with an expense of $137,000 for the same period in 1997. Interest expenses in 1998 were higher than in the 1997 period, and losses in the non-consolidated affiliates were lower.

         As a result of the changes noted above, net income for the quarter ended April 30, 1998 was $576,000 compared to $96,000 for the same period in 1997. If the non-recurring amount relating to the settlement of lawsuits was to be disregarded, net income would have been $155,000 in 1998, resulting in a 60% increase in net income compared to $96,000 in the 1997 period.

         CAPITAL RESOURCES AND LIQUIDITY. On April 30, 1998 the Company's total assets were $10.6 million, compared to $9.0 million at October 31, 1997. The increase in assets results primarily from increases in cash, receivables and inventory, resulting from increasing revenues. Total liabilities were $5.2 million, an increase of $0.8 million compared to year end liabilities of $4.4 million. This results primarily from increases in the draw on the line of credit and increased accrued liabilities. Stockholders' Equity increased by $0.7 million, to $5.3 million, as a result of earnings since October 31, 1997.

         For the six month period ended April 30, 1998, net cash provided from operations was $340,000 compared to 47,000 for the same period in 1997.

         The Company has established reserves for potential warranty claims on its primary products, and such claims have historically been within management's expectation.

         The Company defines liquidity as the ability to generate adequate amounts of cash to meet the its needs. The Company has historically relied primarily on cash provided from operations to meet its working capital needs, and anticipates this will continue in the near term. However, the

      Company currently has a revolving line of credit with NBD Bank under which it can draw up to $3 million, subject to the availability of collateral. This line of credit is primarily secured by receivables and inventory, and may be used to finance the additional working capital requirements of the Company. The Company also has other sources of credit with which it can finance the purchase of fixed assets. The Company believes these sources of credit combined with cash flow from operations will be sufficient to meet its foreseeable cash requirements.


                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On February 7, 1998, the Company entered into an agreement with Lysta Production A/S ("Lysta") to settle a lawsuit brought by Lysta against the Company and one of its subsidiaries. The settlement significantly reduces the amount of royalties the Company would have been required to pay if a license agreement relating to the Company's ultrasonic dental scalers had been enforced as Lysta claimed in its complaint. The parties agreed to a mutual release of all claims against each other thereby freeing the Company of any claim by Lysta that it cannot use certain information to produce ultrasonic dental scalers. The impact of the settlement on the Company's financial condition was not material.

         On February 9, 1998, PDT Image, Inc. ("PDT"), a wholly-owned subsidiary of the Company, entered into a settlement agreement with Source-1 Dental Image Inc., David Gane and Wayne Rees; Raster Builders, Inc. and Eric Chasanoff; and certain other Canadian companies and individuals. The settlement provided for the payment of $750,000 in cash to PDT in consideration for PDT relinquishing its proprietary interests in certain computer software programs. The parties agreed to a mutual release of all claims relating to claimed proprietary interests in the computer software programs. The $750,000 settlement has been received and was reported in the second fiscal quarter. The release of the Company's interest in the software programs is not expected to have a material impact on the Company's future operations.

          On February 16, 1998, the Company settled a lawsuit brought by a former employee who charged discrimination on the basis of her sex. The settlement did not materially affect the Company's financial condition.

          The Company knows of no other material litigation involving the Company or any of its officers or directors.

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders was held on March 17, 1998. The only matter submitted to a vote was the re-election of Directors. All Directors stood for re-election. Over 90% of outstanding shares were voted, and all Directors were re-elected by at least 99% of the shares voted.

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          NONE

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PROFESSIONAL DENTAL
                                             TECHNOLOGIES, INC.
                                             ------------------
                                                (Registrant)



         6/8/98                          /s/   William T. Evans
------------------------------                 ----------------
            Date                                William T. Evans
                                                President & CEO



         6/8/98                         /s/   Richard L. Land
------------------------------                 ----------------
            Date                                Richard L. Land
                                                Vice President & Controller