Form 10QSB
period 1998-07-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1998-08-31
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended      July 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from ________________ to ___________________
                  Commission file number:   1-11032

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                  Nevada                                     71-0644350
                  ------                                     ----------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

                 633 Lawrence Street, Batesville, Arkansas 72501
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                 (870) 698-2300
                                 --------------
                           (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)
    --------------------------------------------------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes      No ______.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding of each of the issuer's classes
of common equity, as of August 31, 1998:   14,100,000

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  JULY 31                    OCTOBER 31
                                                                   1998                         1997
                                                               (unaudited)
                                                               -----------                   ----------
ASSETS                                                                       (In thousands)
Current Assets:
Cash and Cash Equivalents                                     $        1,765                   $        1,267
Accounts Receivable:
    Trade - Net of allowance for doubtful accounts of $59,000          2,084                            1,741
            and $60,000 respectively
    Affiliates                                                           232                              133
Inventory                                                              2,992                            2,791
Other Current Assets                                                   1,164                              457
                                                              --------------                   --------------
    Total Current Assets                                               8,237                            6,389

Property and Equipment - Net                                           2,511                            2,494
Other Assets - Net of Accumulated
    Amortization                                                         103                              131
                                                              --------------                   --------------
      Total Assets                                            $       10,851                   $        9,014
                                                              ==============                   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
Line of Credit                                                $          922                   $          390
Accounts Payable - Trade                                               1,221                            1,135
Other Accrued Liabilities                                              1,794                            1,276
Long-term Debt - Current Portion                                         195                              206
Capital Lease Obligations - Current Portion                              173                              173
                                                              --------------                   --------------
      Total Current Liabilities                                        4,305                            3,180

Long-term Debt - Net of Current Portion                                  630                              755
Capital Lease Obligations - Net of Current Portion                       439                              505
                                                              --------------                   --------------

      Total Liabilities                                                5,374                            4,440

Stockholders' Equity:
   Common Stock $0.01 par value:  30,000,000 shares
   authorized; 14,100,000 shares issued and outstanding                  141                              141
Additional Paid-in Capital                                               308                              289
Retained Earnings                                                      5,028                            4,144
                                                              --------------                   --------------
Total Stockholders' Equity                                             5,477                            4,574
                                                              ---------------                  --------------
      Total Liabilities and Stockholders'
       Equity                                                 $       10,851                   $        9,014
                                                              ===============                  ==============



                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

        FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997

                                           THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                July 31                                        July 31
                                ---------------------------------------              --------------------------

                                      1998                    1997                    1998                 1997
                                      ----                    ----                    ----                 ----
Sales                          $      6,672              $    6,276           $      20,504            $  17,013

Cost of Goods Sold                    2,713                   2,745                   8,133                7,560
                                -----------               ---------             -----------           ----------

Gross Profit                          3,959                   3,521                  12,371                9,453

Operating Expenses                    3,649                   3,358                  11,289                8,649
                                -----------               ---------              ----------           ----------
Income from Operations                  310                     173                   1,082                  804
Other Income (Expenses)         (        67)              (      46)                    349          (       339)
                                -----------               ---------              -----------          ----------
Net Income before Taxes                 243                     127                   1,431                  465

Provision for Income Taxes      (        91)             (       48)            (       547)        (        178)
                                -----------               ---------             -----------          -----------
Net Income                      $       152               $      79              $      884          $       287
                                ===========               =========              ===========         ===========
Net Income per Share:
     Basic                      $       .01              $      .01              $      .06          $       .02
                                ===========               =========              ===========         ===========
     Diluted                    $       .01              $      .01              $      .06          $       .02
                                ===========               =========              ===========         ===========
Weighted average shares
   outstanding:
      Basic                      14,121,000              14,104,000              14,121,000           14,104,000
                                 ==========              ==========              ==========           ==========

     Diluted                     14,121,000              14,104,000              14,121,000           14,104,000
                                 ==========              ==========              ==========           ==========


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW

                                   (UNAUDITED)

             FOR THE NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997

                                                                        1998                              1997
                                                                        ----                              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $          884                    $         288
   Adjustments to reconcile net income
   to net cash from operations:
   Depreciation and Amortization                                          520                              456
   Gain/(loss) on disposal of property & equipment                        (10)                             ---
   Deferred Compensation Expense                                           19                               18
Decrease (increase) in:
   Accounts Receivable                                                   (441)                            (247)
   Inventory                                                             (201)                            (372)
    Other Assets                                                         (695)                            (328)
Increase (decrease) in:
   Accounts Payable - Trade                                                86                              190
   Other Accrued Liabilities                                              518                              189
                                                                -------------                    -------------
    Net Cash Provided by Operations                                       680                              194
                                                                -------------                    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                                       (457)                            (854)
Proceeds from Sale of Fixed Assets                                         20                               13
Certificates of Deposit                                                   ---                              400
Investment in Joint Ventures                                              ---                              275
                                                                -------------                    -------------
    Net Cash (used) for Investing Activities                             (437)                            (166)
                                                                -------------                    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Line of Credit                                     532                             (326)
Issuance of Long-term Debt                                                 20                              497
Payment of Capital Lease Obligations                                     (141)                             ---
Payment of Long-term Debt                                                (156)                            (239)
                                                                -------------                     -------------
     Net Cash (used) for Financing Activities                             255                              (68)
                                                                -------------                     -------------
Increase (decrease) in Cash                                               498                              (40)
Cash and Cash Equivalents -
    Beginning of Period                                                 1,267                              728
                                                                -------------                    -------------
    End of period                                               $       1,765                    $         688
                                                                =============                    =============

                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Month Periods Ended July 31, 1998 and 1997

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

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Professional Dental Technologies, Inc. and its wholly-owned subsidiaries: PDT Byte, Inc., Pro-Dentec FSC, Inc., Professional Dental Hygienists, Inc., PDT Image, Inc., Professional Dental Manufacturing, Inc., Professional Dental Marketing, Inc., Professional Dental Printing, Inc., Professional Dental Probes, Inc., (inactive at July 31, 1998), and Professional Dental Technologies Therapeutics, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      LONG-LIVED ASSETS - The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF in the year ended October 31, 1997. The Company reviews long-lived assets and certain identifiable intangibles to be held and used, for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements for the period ended July 31, 1998.

      INVESTMENTS IN AND ADVANCES TO AFFILIATES - The Company uses the equity method to account for investments in affiliates, primarily joint ventures, in which the Company has a 20% to 50% interest.

      NET INCOME PER SHARE - The Company has adopted SFAS No. 128, Earnings per Share, during the year ended October 31, 1997; accordingly, both Basic and Diluted EPS were presented for the quarters ended July 31, 1998 and 1997. Basic and diluted weighted average number of shares outstanding for the quarters ended July 31, 1998 and 1997 were 14,121,000 and 14,104,000 shares, respectively. Common stock equivalents have less than a 3% dilutive effect.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        FOR THE NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997
        -------------------------------------------------------

              RESULTS OF OPERATIONS. For the nine month period ended July 31, 1998, net sales were $20.5 million, an increase of approximately 21% compared to $17.0 million for the same period in 1997. This result is largely attributable to increases in sales of each of the Company's three major product lines, Rota-dent and accessories, ultrasonic scaler and accessories, and dental pharmaceutical products. Computer system revenues were down as a result of fewer systems being sold. Approximately $0.5 million of the increase in revenue can be attributed to the net impact of consolidating Canadian revenue with that of the Company in the first six months of 1998, whereas such revenue was not consolidated in the first half of 1997. (Consolidation of Canadian revenues began on May 1, 1997, concurrent with the termination of the Pro-Dentec Canada Partnership.)

              The Company's sales revenue during the nine months ended July 31, 1998 and 1997 has been substantially attributable to sales of the Rota-dent and accessories. During the first nine months of 1998, revenue from such sales, excluding foreign sales, amounted to $12.2 million compared to $11.1 million for the same period in 1997. Revenue received during the first nine months of 1998 from the sale of pharmaceutical and scaler products totaled $5.5 million, compared to $3.1 million in the 1997 period. Scaler sales in 1998 more than doubled compared to the 1997 period, and pharmaceutical sales increased by more than 40%. International sales were $1.4 million in 1998 (including consolidated Canadian sales), compared to $1.0 million in the 1997 period (when
        Canadian sales were not consolidated for the first six months). The balance of the Company's revenue in both years resulted from sales of computer software, seminar fees and the sale of printed literature.

              Cost of goods sold for the nine months ended July 31, 1998 was $8.1 million or 39.7% of sales, compared to $7.6 million or 44.4% of sales for the period ended July 31, 1997. The improvement in gross margin is primarily attributable to increased manufacturing effectiveness. In addition, the manufacturing cost of the scaler in the first nine months of 1998 was lower than in 1997, since startup costs for the new scaler were incurred in 1997.

              Operating expenses were $11.3 million during the first nine months of 1998 compared to $8.6 million during the 1997 period. Selling expense was up significantly in the 1998 period as a result of continued hiring to increase the size of the field sales force, and increased promotional expenditures for the Rota-dent and the new scaler. The average number of field salespersons in the first nine months of 1998 was approximately 40% greater than in the 1997 period. General and administrative expenses increased as a result of higher legal costs relating to the settlement of litigation, and higher medical expenses. Product development expense also increased in the 1998 period as a result of increased software development cost.

              Other income and expense, which primarily consists of the profit or loss from non-consolidated affiliates, interest income/expense and non-recurring income/expense relating to the settlement of lawsuits netted to income of $349,000 for the first nine months of 1998, compared with expense of $339,000 for the same period in 1997. Interest expense was higher and losses in non-consolidated affiliates were lower in 1998 than in the 1997 period.

              As a result of the changes noted above, net income for the nine month period ended July 31, 1998 was $884,000 compared to $287,000 for the same period in 1997. If the non-recurring amount relating to the settlement of lawsuits, recorded in the second quarter, was to be disregarded, net income would have been $463,000 in the 1998 period, resulting in a 61% increase compared to net income in the 1997 period.

        FOR THE THREE MONTH PERIODS ENDED JULY 31, 1998 AND 1997
        --------------------------------------------------------

              RESULTS OF OPERATIONS. For the three month period ended July 31, 1998, net sales increased approximately 6% to $6.7 million, compared to $6.3 million in the 1997 period. This result is largely attributable to increases in sales of each of the Company's three major product lines, Rota-dent and accessories, ultrasonic scaler and accessories, and dental pharmaceutical products. Computer system revenues were down as a result of fewer systems being sold.

              The Company's sales revenue during the three months ended July 31, 1998 and 1997 were principally attributable to the Rota-dent. Domestic sales of the Rota-dent and accessories were $4.0 million in the 1998 third quarter, compared to $3.9 million in the 1997 period. Sales of the scaler and pharmaceutical products generated revenues of $1.8 million in the third quarter of 1998, compared to $1.4 million in the 1997 period. Revenue from the sale of computer-based products amounted to $0.1 million in the 1998 quarter compared to $0.2 million in the second quarter of 1997. International sales (including Canadian sales) were $0.5 million in the third quarter of both years. Revenues from seminar fees and the sale of printed literature accounted for the balance of the Company's revenue.

              Cost of goods sold for the three month periods ended July 31, 1998 and 1997 was $2.7 million, or 40.7% of sales in 1998 compared to 43.7% of sales in 1997. The improvement in gross margin is principally attributable to increased manufacturing effectiveness. In addition, the manufacturing cost of the scaler in the third quarter of 1998 was lower than in the 1997 third quarter because manufacturing startup costs for the new scaler were incurred in the second and third quarters of 1997.

              Operating expense was $3.6 million in the third quarter of 1998 compared to $3.4 million in the 1997 period. Selling expense increased as a result of continued hiring to increase the size of the field sales force and increased promotional expenditures for the Rota-dent and the scaler. General and administrative expense was down slightly as a result of lower legal expenses. Product development expense increased as a result of increased software development cost.

              Other income and expense, consisting primarily of the profit or loss from non-consolidated affiliates and interest income/expense, netted to expense of $67,000 for the third quarter of 1998, compared with an expense of $46,000 for the same period in 1997.

              As a result of the changes noted above, net income for the quarter ended July 31, 1998 was $152,000, compared to $79,000 for the same period in 1997, and increase of 92%.

              CAPITAL RESOURCES AND LIQUIDITY. On July 31, 1998 the Company's total assets were $10.9 million, compared to $9.0 million at October 31, 1997. The increase in assets results primarily from increases in cash, receivables and inventory, resulting from increasing revenues. Total liabilities were $5.4 million, an increase of $1.0 million compared to year end liabilities of $4.4 million. This results primarily from increases in the draw on the line of credit and increased accrued liabilities. Stockholders' Equity increased by $0.9 million, to $5.5 million, as a result of earnings since October 31, 1997.

              For the nine month period ended July 31, 1998, net cash provided from operations was $680,000 compared to $194,000 for the same period in 1997.

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

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
               The Company knows of no material litigation involving the Company or any of its officers or directors.

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


                                           PROFESSIONAL DENTAL
                                            TECHNOLOGIES, INC.
                                        -----------------------------------
                                                 (Registrant)


          6/8/98                        /s/   William T. Evans
-----------------------------           -----------------------------------
           Date                               William T. Evans
                                              President & CEO



          6/8/98                       /s/   Richard L. Land
-----------------------------           ------------------------------------
          Date                               Richard L. Land
                                             Vice President & Controller