Form 10-K405
period 1998-10-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1999-01-29
CIK 873753

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission file
number:
October 31, 1998                                            1-11032
------------------                                    ------------------


                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)


            NEVADA                                             71-0644350
-------------------------------                                ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)


633 LAWRENCE STREET, BATESVILLE, ARKANSAS                           72501
-----------------------------------------                         ----------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:  (870) 698-2300

Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 par value
                        -----------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:    NONE


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject
of such filing requirements for the past 90 days.   YES     X           NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the American Stock Exchange on January 20, 1999, was $7.9 million.

      The registrant's revenue for fiscal 1998 was $27.5 million.

      As of January 20, 1999, the latest practicable date for which such information is available, there were issued and outstanding 14,100,000 shares of the Registrant's Common Stock.


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

      The Company's executive offices are located at 633 Lawrence Street, Batesville, Arkansas 72501. The telephone number is (870) 698-2300.

                                    PRODUCTS

                              ROTA-DENT(REGISTERED)

      The Company's principal product is the Rota-dent, a proprietary, patented, rotary-action, plaque removal and teeth cleaning device dispensed by dental professionals to patients for use at home between dental office visits. The Rota-dent is a rechargeable, power assisted instrument that is designed using a water-resistant power handle that accepts disposable necks with uniquely designed, patented brush tips. The product utilizes a cleaning action similar to that of the rotary instruments used by dentists and hygienists to professionally clean teeth in the dental office. Each Rota-dent instrument is supplied with four disposable heads so that different persons can economically and hygienically use the same power handle. Replacement heads are available through dental offices and from the Company's Customer Service department by telephone.

      Each of the patented brush tips is comprised of approximately 4,600 filaments made from a combination of three and four mil fibers that, when compared to conventional toothbrush bristles, are less abrasive to tooth enamel and gingival tissue (gums). The tips are soft, safe and durable. The small size of the filaments and brush tips enables the user to reach areas of the mouth that conventional toothbrushes generally cannot reach effectively.

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

      The Rota-dent instrument has been engineered to be especially effective for plaque removal from the area at or just below the gum line and interproximally (between teeth), the most critical areas for cleaning to prevent periodontal disease. Many dentists and hygienists recommend the use of the Rota-dent instrument for applying anti-microbials and other medications to tooth surfaces and gums. A study at the Harvard School of Dental Medicine, jointly sponsored with Procter and Gamble, concluded that the effect of their leading anti-microbial, Peridex(TRADEMARK), is significantlY enhanced when applied with the Rota-dent.

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

      The marketplace for home use oral hygiene devices is highly competitive. The Company competes with many different manufacturers of manual and electrically powered tooth cleaning devices, including electric toothbrushes such as the Interplak (by Conair), the Braun Oral B (by Gillette), and the Sonicare (by Optiva Corporation). These competitors are larger and use a wider variety of distribution methods than does the Company. The Company has successfully competed with these companies on the basis of favorable long-term clinical studies, product design, product quality and responsive service to both professionals and consumers. While most of the Company's competitors rely on traditional retail distribution methods, the Company believes that a professional distribution system is more effective in the long-term. Thus, the Company has invested in clinical trials and in efforts to demonstrate to dentists and hygienists the advantages of dispensing the Rota-dent product from their dental offices as part of their plaque control programs and the other professional services they offer, including implant maintenance, orthodontic appliances, the maintenance of cosmetic restorations, post-surgical maintenance of periodontal cases and general preventive oral hygiene. The Company holds several design and utility patents relating to the Rota-dent, and has vigorously enforced its patent rights and advantages against infringing parties. To date, all patent litigation has been resolved in the Company's favor. In fiscal 1998, sales of the Rota-dent and associated accessory products represented approximately 64.4% of the Company's total revenues for the period.

                    PRO-SELECT-3(TRADEMARK) ULTRASONIC SCALER

      During fiscal 1997, the Company introduced the Pro-Select-3 scaler system, with heated irrigation. Prior to that time, the Company sold the PDT Sensor(TRADEMARK) Sc/RP Scaler. Both of these devices are ultrasonic instruments useD by dentists and dental hygienists for the therapeutic removal of hardened deposits from both the exposed and root surfaces of the tooth.

      The PDT Sensor Sc/RP was previously distributed by the Company pursuant to the terms of joint venture and license agreements between the Company's wholly-owned subsidiary, PDT Production Corporation ("PDT Production"), and Lyco, Inc. ("Lyco"), an Arkansas Company. The Company's distribution rights covered North and South America. The Company entered into the joint venture to manufacture, market and distribute the scaler based on representations by its partner that led the Company to believe that the scaler had a competitive edge over other ultrasonic scalers in the U.S. market. Subsequently, it was determined that the scaler had to be substantially redesigned. Sales activity was temporarily curtailed while the Company completed redesign efforts. Shipment of the redesigned product began in January, 1993. Nevertheless, for this and other reasons, the scaler did not achieve satisfactory market acceptance, and the Company experienced declining sales throughout 1995 and 1996. On September 30, 1996, PDT Production purchased its partner's interest in the joint venture. On October 23, 1996, the assets of PDT Production were assigned for the benefit of creditors. At the time of the assignment, the only creditors of PDT Production were the Company and its former partner. The assignment terminated the license with the former partner. On April 24, 1997, the Company and PDT Production were served with a complaint by Lysta Production A/S ("Lysta"), the parent of Lyco. The lawsuit was settled on February 7, 1998. (See ITEM 3. LEGAL PROCEEDINGS).

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

      The Company competes with several other companies that manufacture, market, and sell electronically powered dental scaling equipment. The Company seeks to compete with other manufacturers based on direct distribution to its established network of dental practitioners, and through the product's increased effectiveness and comfort for both the patient and clinician. During the 1998 fiscal year, sales of scalers and scaler accessories accounted for approximately 18.9% of the Company's revenue.

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

      The Company currently manufactures all its fluoride rinses and gels in an FDA-approved facility in Batesville, Arkansas. The Company does not anticipate significant difficulties in obtaining the materials necessary to manufacture these products. The Company competes with several other companies that manufacture, market, and distribute fluoride products to dentists. The market for dental pharmaceuticals is fragmented, with no one company controlling or dominating. The Company competes in this market by selling directly through its professional representatives, on the basis of quality, breadth of offering and the price of its products. The ability to purchase fluorides, prophy paste, manual and powered toothbrushes and dental floss becomes a convenience for the dental office, and to the extent the Company offers a complete line of such products, reduces the number of suppliers with which each office must deal. The Company believes this gives it a competitive advantage. During the 1998 fiscal year, dental pharmaceutical products accounted for approximately 10.9% of the Company's revenue.

                    VICTOR(REGISTERED) DENTAL OFFICE SOFTWARE

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

      Victor Manage software provides scheduling, treatment planning, management reporting, insurance tracking and electronic claims filing capability to the dental office. In 1993, the Company's wholly-owned subsidiary, PDT Byte, Inc., entered into partnership with PerfectByte, Inc., which had been marketing a proprietary computerized management system called PerfectByte(REGISTERED) to dental offices for several years. The partnership subsequently completed the development of a new practice management program which utilizes Microsoft

Windows  95  and  significantly  expands  the  functionality  of   the  original
PerfectByte program.

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

      The third element of Victor Dental Office, Victor Image, which was the subject of litigation with the Company's former partners in Pro-Dentec Canada, and with a third-party programmer retained by the former partners, which litigation was settled on February 9, 1998, is no longer sold by the Company. (See ITEM 3. LEGAL PROCEEDINGS).

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

                                 OTHER PRODUCTS

                               PERIODONTAL PROBES

      The Perio-Probe(TRADEMARK) and the patented PDT Sensor(TRADEMARK) Probe are disposABLE diagnostic dental instruments, used in the dental office to examine patients for indicators of periodontal disease. The PDT Sensor Probe differs from the Perio Probe in that it has a sensing mechanism built into it which allows the user to control the amount of pressure used during periodontal exams for more accurate results. This is the first time dental professionals have had an instrument that can provide a pre-determined amount of force without utilizing complicated and expensive electronic instruments.

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

                             ROTA-POINTS(TRADEMARK)

      The Rota-point is a flexible, non-splintering interdental cleaner and stimulator. Rota-points are used interproximally to remove both debris and dental plaque from the surfaces of teeth. This area (between the teeth) is the most difficult area to clean properly. The mild surface texture and physical design of the Rota-points make them an ideal product to use with Rota-dent to help maintain a healthy mouth. Wooden toothpicks can damage gum tissue because of their awkward shape and the possibility of breaking and splintering.

      Since bleeding gums are not healthy, patients can be instructed to watch for signs of bleeding on the white surface of the Rota-point. If this occurs, the bleeding area may need more attention. Rota-points are convenient, require less manual dexterity than floss, clean larger interproximal areas than many interdental type cleaners, and effectively massage and stimulate the gums. Rota-points, which are sold individually, are included in each Rota-dent kit.

                             PERIOCHECK(REGISTERED)

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

                                DEVELOPMENT COSTS

      The Company incurred $0.7 million of product development expense in 1998 as compared to $0.5 million in 1997. The increase was caused by a combination of three major factors: a reclassification of computer programmers' wages which were previously charged to an unconsolidated affiliate of the Company; an increase in the product development staff; and an increase in the use of outside engineering services. The Company from time to time considers the development and introduction, whether alone or with others, of other professional and consumer dental products. The Company has applied for, and currently has pending, several additional applications for patents on additional products or product improvements. The Company cannot predict whether any additional products will be developed or introduced, or patents issued, as a result of these efforts.

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

      These trends, coupled with the increasing awareness of the impact of periodontal disease among consumers and dental professionals alike, as well as the wide and varied extent of the disease (which industry figures suggest affects approximately 75% of the American adult population), should lead to an expanding marketplace for the Company's products. With this increasing professional and consumer focus on "soft tissue" (gums) and periodontal disease, the Company believes that it is in an advantageous position to supply dental professionals with the high quality and effective specialty instruments and equipment necessary to provide more specialized services to patients.

      The Company expects to continue the expansion of its field sales force through 1999. The focus of this expansion is to provide greater territorial coverage, which management believes is the most effective way to increase the penetration of the Company's products in dental offices across the nation. Customers in geographic areas not covered by a field sales representative are served by experienced account executives over the telephone. No single dental practice accounted for more than 1% of the Company's total sales revenues in fiscal 1998.

      The Company  maintains a full-service  printing  facility and  audio-video production studio to design and produce a variety of educational, promotional and marketing materials about the Company's products for use by the dentist and his patients. In addition to printing for its own needs, the Company has historically provided printing services to its affiliate Life Plus (See Item 12. Certain Relationships and Related Transactions). Beginning in 1996, and aggressively so since, the Company has also sought commercial printing business and now runs the printing company as a profit center.

                                  FOREIGN SALES

      The Company began exporting its products in 1991. Sales to foreign distributors represented approximately 7.0% of the Company's total sales in 1998. A significant part of this total represented sales to the Company's Canadian sales subsidiary, Pro-Dentec Canada. Prior to May 1997, Pro-Dentec Canada was a 50%-owned partnership, and its revenues therefore were not consolidated with those of the Company. As a result of successful litigation with the former partner, the Pro-Dentec Canada partnership was rescinded, and commencing in May, 1997, Canadian sales revenues were consolidated. (See ITEM 3. LEGAL PROCEEDINGS) Canadian sales revenues for 1998 were $1.6 million. Most of the balance of foreign sales went to independent distributors in Western Europe. Management believes there is significant potential for increased sales in the export marketplace, and is searching for new distributors in countries in which the Company's products are not currently sold.

                                   REGULATION

      Several of the dental products manufactured and marketed by the Company, the Rota-dent product, the Pro-Select-3 ultrasonic scaler, fluoride products and Periocheck are subject to regulation by the Food and Drug Administration ("FDA") and, in some instances, by foreign governments. Under the 1976 Amendments (the "1976 Amendments") to the Federal Food, Drug and Cosmetic Act, as amended (the "Act"), and the regulations promulgated thereunder, the manufacturers of "devices," as such term is defined in Section 201(h) of the Act, must comply with certain controls that regulate the testing, manufacturing, packaging and marketing of devices. Under the Act, devices are subject to different levels of approval requirements, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives pre-market approval by the FDA for commercial distribution. The Company's products are "Class II" products under this classification system and did not require such clinical evaluation. The Company has complied with the FDA's applicable qualification procedures for all such products. The Rota-dent also bears the CE Mark, permitting it to be sold within the European Union. The Company anticipates that other products may be certified for the CE Mark in the future.

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

                               PROPRIETARY RIGHTS

      The Company currently holds the following United States patents on the Rota-dent(REGISTERED) and other products as indicated:

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

      The Company owns, or has licensed the rights to, a number of registered trademarks. Those owned include Rota-dent, Pro-Dentec, Pro-Dentx, PDT Sensor, STM, Beyond STM, Soft Tissue Management, Professional Relationship Program, Victor, Pro-Cam and Mobius. Those licensed include PerfectByte, Periocheck and Biocheck. In addition, the Company has registrations pending on certain other trade names and has trademarked the names of all of its other products.

                                    EMPLOYEES

      As of December 31, 1998, the Company employed 350 persons full-time, of whom 175 worked in manufacturing, 132 in sales and marketing, with the balance in administration, product development and management. None of the Company's employees are represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that relations with its employees are good.

ITEM 2.  PROPERTIES
-------  ----------

      The Company owns four buildings in Batesville, Arkansas containing a total of 49,000 square feet of administration, warehouse and production space. The Company has outstanding mortgages on the buildings totaling $0.6 million. The Company believes that the facilities are adequate for its current production needs and that additional space, if needed, can be constructed or purchased without materially affecting operations. The Company has also purchased a 60-acre tract of land to allow for future expansion and construction; the mortgage on this property is $0.2 million.

      The Company leases space in four other buildings in Batesville, Arkansas, for a monthly rental of $4,700. One building houses the Company's warehouse and its shipping and receiving facilities. It is leased on a year-to-year basis, with two renewal terms remaining. Another building is used as a woodworking facility for construction of computer system carts and is on a month-to-month lease. The third building is used as a training facility, which is leased on a year-to-year basis. The fourth space is used for additional offices and meeting rooms. The Company believes that these facilities are adequate for its current needs.

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

      On February 9, 1998, PDT Image, Inc. entered into a settlement agreement with SDI, David Gane and Wayne Rees; Raster Builders, Inc. and Eric Chasanoff; and certain other Canadian companies and individuals. The settlement provided for the payment of $750,000 in cash to PDT in consideration for PDT relinquishing its proprietary interests in the software. The parties agreed to a mutual release of all claims and suits relating to the proprietary interests in the software. The $750,000 settlement was received in the second fiscal quarter and reported, net of associated legal costs, in Other Income/Expense in the consolidated financial statements.

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

      Lysta's complaint concerned PDT Production's purchase of Lyco's interest in Prolyco on September 20, 1996, PDT Production's subsequent assignment of its assets for the benefit of creditors and its obligation for royalties under a license agreement between Lysta and Prolyco which were allegedly guaranteed by the Company. The Company and PDT Production executed a promissory note for approximately $45,000 as consideration for royalties purportedly due under a license agreement between Lysta and Prolyco.

      Lysta claimed it was entitled to the face amount of the promissory note, minimum royalties it claimed under the license agreement prior to PDT Production's assignment of its assets for the benefit of creditors in the approximate amount of $50,000, additional minimum royalties allegedly due under the license agreement in the amount of $8.8 million, alleged damages in the approximate amount of $112,000 related to purported wrongful detention of and damage to equipment used to manufacture ultrasonic dental scalers, plus punitive damages. In addition, Lysta sought an injunction based on a non-compete agreement that allegedly prohibited the Company from producing ultrasonic dental scalers similar to Lysta's.

      On February 7, 1998, the Company entered into an agreement with Lysta to settle the lawsuit. The settlement significantly reduced the amount of royalties the Company would have been required to pay if the license agreement had been enforced. The parties agreed to a mutual release of all claims against each other, thereby freeing the Company of any claim by Lysta that it cannot use certain information to produce ultrasonic dental scalers. The impact of the settlement of the Company's financial condition was not material.

      On May 29, 1997, the Company was served with a lawsuit by a former employee, alleging discrimination on the basis of her sex. The suit was filed in the United States District Court for the Eastern District of Arkansas. The suit was settled on February 16, 1998, with no material effect on the Company's financial condition.


      The Company is not aware of any other material litigation involving the Company or any of its officers or directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDERS MATTERS
         --------------------

      As of December 31, 1998, the Company had 293 holders of record of its Common Stock. The Company's Common Stock is traded on the American Stock Exchange Emerging Company Marketplace.

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
      JULY 31, 1997                 1 7/16                    15/16
      OCTOBER 31, 1997              1 3/16                    3/4
      JANUARY 31, 1998              1 3/16                    3/4
      APRIL 30, 1998                1 3/8                     15/16
      JULY 31, 1998                 1 1/16                    3/4
      OCTOBER 31, 1998               15/16                    11/16

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

                           FISCAL YEARS 1998 AND 1997

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report and other such Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain information that is forward looking. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The following are some of the factors that could cause actual results to differ materially from estimates contained in the
Company's forward-looking statements: the pattern of the Company's sales, including variations in sales volume within periods, which makes forward-looking statements about sales and earnings difficult and may result in variance of actual results from those contained in statements made at any time prior to the period's close; vigorous competition within the Company's product markets, including pricing and promotional, advertising or other activities in order to preserve or gain market share, the timing of which cannot be foreseen by the Company; the Company's reliance on the development of new products and the inherent risks associated with new product introductions, including uncertainty of trade and customer acceptance and competitive reaction; the Company's reliance on new systems implementation; the costs and effects of unanticipated legal and administrative proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies, asset valuations and organizational structure; the impact on sales or earnings of fluctuations in exchange rates in one or more of the Company's geographic markets; the impact of the Year 2000 on the Company's order, production, distribution and financial systems and the systems of its suppliers and customers; and the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic, or other factors, such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control.

                              RESULTS OF OPERATIONS

      For fiscal year 1998, net sales totaled $27.5 million, a 16% increase compared to net sales of $23.8 million in 1997. The increase can be attributed to higher sales of the Rota-dent and accessories, the scaler, and dental pharmaceuticals; and to a 6% price increase of the scaler; and a 10% price increase of the dental pharmaceuticals implemented midway through the fiscal year. The increase was partially offset by a decrease in sales of computer systems and software.

      The Company's revenues for both 1998 and 1997 were substantially attributable to sales of Rota-dents and associated accessory products. In fiscal years 1998 and 1997, revenue from the sale of Rota-dents and accessories amounted to approximately $17.7 million and $16.8 million, respectively. Sales revenues from equipment (scalers, computer systems and software) amounted to $5.9 million for 1998 and $3.8 million in 1997. Sales of pharmaceuticals and other products and services were $3.9 million in 1998 and $3.2 million in 1997.

      The cost of goods sold in fiscal 1998 was $10.8 million, and in fiscal 1997, $10.1 million. As a percentage of sales, cost of goods sold was 39.2% in 1998 compared to 42.6% in 1997. The decrease in cost of goods sold as a percentage of sales revenue was primarily due to improved operating efficiencies in the production of the Rota-dent and the scaler, a price increase of both the scaler and the dental pharmaceutical line, and a reduction in royalties.

      Operating expense (selling, general & administrative, and product development) was $15.0 million in 1998 compared to $12.5 million in fiscal 1997. The increase in operating expense is attributable to increased selling, general and administrative (G&A), and product development expenses in 1998. Selling expenses increased as a result of an approximate 17% increase in the size of the field sales force and higher advertising and sales promotional costs. G&A expense increased primarily as a result of higher professional services costs. Product development expense increased primarily due to staffing changes.

      Other income and expense netted to an income of $0.3 million in fiscal 1998 compared to a net expense of $0.5 million in fiscal 1997. The income in this category is related primarily to the non-recurring settlement of lawsuits. The offsetting expenses include the Company's pro-rata share of the operating profit and loss of its non-consolidated equity affiliates and interest income/expense. The 1998 amount reflects lower losses in the non-consolidated equity affiliate, partially reduced by higher interest expense than that incurred in 1997.

      The Company's net income in fiscal 1998 was $1.2 million, compared to net income of $0.5 million in fiscal 1997. If the non-recurring amounts relating to the settlement of lawsuits were disregarded, net income would have been $0.8 million.

                       IMPACT OF NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The previous presentation of primary EPS is replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the income statements, as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. The Company adopted SFAS No. 128 for the year ended October 31, 1998, and prior periods were restated.

      In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the balance sheet. Also in June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishing standards for the way public enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods. The adoption of SFAS 130 and 131 is not expected to have a material effect on the Company's consolidated financial statements.

      In February 1998, the FASB issued Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, an amendment of FASB Statements No. 87, 88 and 106. The Statement revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, 88, and 106 were issued. The Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 is not expected to have a material effect on the Company's consolidated financial statements.

      In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

                         CAPITAL RESOURCES AND LIQUIDITY

      As of fiscal year end 1998, the Company had total assets of $11.2 million compared to $9.0 million in 1997. Total liabilities were $5.4 million in 1998 compared to $4.4 million in 1997. The increase in assets primarily reflects additional investment in fixed assets during 1998, and higher trade receivables and inventory resulting from increased 1998 sales levels. At October 31, 1998, stockholders' equity had improved to $5.8 million from $4.6 million at the end of the previous year. The current ratio remained 2.0 at year end.

      Total short term indebtedness (draws on line of credit plus current portion of long term debt and capital leases) was $1.5 million at the end of 1998 compared to $0.8 million in 1997. Long term debt was $1.2 million at 1998 year-end, compared to $1.3 million in 1997. The Company believes that it will be able to retire this debt from future cash flows from operations.

      During fiscal years 1998 and 1997, net cash provided from operations of $0.9 million and $1.1 million, was primarily used to increase investment in capital items, including manufacturing space and manufacturing and computer equipment, to retire debt, and in 1998, to increase the Company's net cash position.

      Until March 1998, the Company paid a royalty to a foreign company of $3.00 for each Rota-dent unit sold as part of the cost of obtaining the world-wide rights to manufacture and distribute the product, under an agreement entered into in December 1988. At that time, under the terms of the agreement, the per unit royalty decreased to $1.50 after an aggregate of $5 million of royalties had been paid.

      In October 1994, the Company signed an agreement to enter into a business relationship with Aztec Developments Ltd., a British company. Since fiscal 1995, Aztec and the Company worked to develop an automated periodontal probe. The Company expects to bring this product to market in 1999. During the 24 month period commencing with the date of the first commercial sale of the product, the Company is committed to incur marketing expenditures of not less than $0.3 million in connection with the sale of this product, in return for 50% of the profits of the venture. The Company does not believe that these expenditures will adversely impact its liquidity.

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

                                    YEAR 2000

      Certain software and hardware systems are time sensitive. Older time sensitive systems often use a two digit dating convention ("00" rather than "2000") that could result in system failure and disruption of operations as the Year 2000 approaches. The Year 2000 problem will impact the Company, its suppliers, customers, and other third parties that interface with the Company to the extent that they are not Year 2000 compliant.

      With regard to its internal Year 2000 program, the Company has adopted a five-phase conversion plan. In completing the first two phases, awareness and assessment, the Company has identified numerous project initiatives throughout its business units and has begun the third phase, the purchase and installation of new computer equipment and upgrading of software systems, in most areas. A steering team comprised of members from the key functional areas - accounting, finance, legal, manufacturing systems, and information systems - has been established to monitor and oversee the progress of each project. The Company believes that it will complete the conversion process by mid-fiscal year 1999 and have contingency plans in place for all mission-critical functions at that time.

      The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, business and other third parties that provide goods, services or data to, or receive goods, services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. Notwithstanding the Company's efforts, there can be no assurance that the Company, mission-critical third party vendors, or other significant third parties will adequately address their Year 2000 issues.

      Upon review of the software developed and distributed by the Company through its wholly-owned subsidiary, PDT Computers, it appears that the software is Year 2000 compliant. The Company is advising and working with customers to resolve their Year 2000 problems; however, it believes it has no material exposure to contingencies related to the Year 2000 issue for the software products it has sold.

      The total cost of the modifications and upgrades to date has not been material. The estimated probable cost to complete the conversion is $0.05 million, and the Company anticipates that it will spend no more than $0.08 million. Estimates of Year 2000 related costs are based on numerous assumptions; there is no certainty that estimates will be achieved, and actual costs could be materially greater than anticipated.

      Although no assurances can be given as to the Company's compliance, particularly as it relates to third parties, based upon the progress to date, the Company does not expect that modifications will have a material adverse effect on the Company's financial position or results of operations. Accordingly, the Company believes that the most reasonably likely worst case Year 2000 scenario would not have a material adverse effect on the Company's financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

      The required financial statements and supplementary data are included in a separate section following the signature page as an addendum to this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS
-------  --------------------------------

      The directors and executive officers of the Company are as follows:

                                        TERM EXPIRES
NAME                    AGE AT 1/1/99   AS DIRECTOR          POSITION

William T. Evans              56            1999      Director, President and
                                                      Chief Executive Officer

Robert E. Christian           37            1999      Director, Executive Vice
                                                      President, Secretary and
                                                      Treasurer

Frank H. Newton, III          58                      Chief Operating Officer

Richard L. Land               53                      Vice President, Controller

J. Robert Lemon               56            1999      Director

Timothy A. Nolan              45            1999      Director

J. Philip Boesel              66            1999      Director

Michael S. Black              47            1999      Director

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

      J. Philip Boesel, Jr. has been a director of the Company since 1995. He was the First Vice President, Investment Banking of Kirkpatrick, Pettis, Smith, Polian, Inc. from 1991 to 1996. Kirkpatrick Pettis is a subsidiary of Mutual of Omaha. Prior to this Mr. Boesel was the President of Robert G. Dickinson & Co., a regional investment banking firm, from 1971 through 1990, when the company was sold. Mr. Boesel is a former Governor of the National Association of Securities Dealers, and is currently a director of several privately-held companies. He holds a B.B.A. degree from the University of Wisconsin, and a Masters degree in Business from Michigan State University.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

      The following table sets forth the compensation paid to William T. Evans, Pro-Dentec's President, and other executive officers whose cash and non-cash compensation exceeded $100,000 during the fiscal year ended October 31, 1998.

  NAME &                                    BONUS
  PRINCIPAL                                 (YEAR     OPTIONS/     ALL OTHER
  POSITION                YEAR    SALARY    EARNED)   SARS (#)   COMPENSATION(1)

  William T. Evans        1998   $140,000      -0-     -0-            -0-
  President               1997    140,000      -0-     -0-            -0-
                          1996    140,000      -0-     -0-            -0-

  Frank H. Newton, III    1998   $125,000      -0-     -0-            -0-
  Chief Operating Officer 1997    125,000      -0-     -0-            -0-
                          1996    125,000      -0-     -0-            -0-


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                          PERCENT OF
                                             TOTAL
                                         OPTIONS/SARS   EXERCISE OR
                           OPTIONS/SARS   EMPLOYEES     BASE PRICE    EXPIRATION
       NAME                 GRANTED (#)  IN FISCAL YEAR    ($/SH.)       DATE
       ----                 -----------  --------------    -------       ----

William T. Evans                -0-          -0-            -0-           -0-
President

Robert E. Christian             -0-          -0-            -0-           -0-
Executive Vice President

Frank H. Newton, III            -0-          -0-            -0-           -0-
Chief Operating Officer

Richard L. Land                 -0-          -0-            -0-           -0-
Vice President, Controller


--------
1The Company also provides certain of its senior executive officers with certain personal benefits. The Company believes that the individual and aggregate amount of such benefits does not exceed, in the case of any named individual, the lesser of $50,000 or 10% of the reported cash compensation for such individual.

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                               VALUE OF
                                             NUMBER OF         UNEXERCISED
                                             UNEXERCISED       IN-THE-MONEY
                                             OPTIONS/SARS      OPTIONS/SARS
                                             AT FISCAL         AT FISCAL
                    SHARES      VALUE        YEAR-END (#)      YEAR-END ($)
                  ACQUIRED ON   REALIZED     EXERCISABLE/      EXERCISABLE/
   NAME           EXERCISE (#)   ($)         UNEXERCISABLE     UNEXERCISABLE
   ----           ------------   ---         -------------     -------------

William T. Evans     -0-         -0-            -0-                 -0-

Robert E. Christian  -0-         -0-            -0-                 -0-

Frank H. Newton, III -0-         -0-       -0-/100,000           -0-/-0-

Richard L. Land      -0-         -0-       -0-/25,000            -0-/$4,688

      Mr. Newton was granted stock options totaling 100,000 shares vesting in lots of 25,000 shares per year with exercise dates beginning on June 13, 1998 and ending on June 13, 2001. The options expire on June 13, 2004. Mr. Land was granted stock options totaling 25,000 shares vesting on December 2, 2001. The options expire on December 2, 2006.

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during or with respect to fiscal 1998, the Company is not aware of any director, officer or ten percent shareholder that failed to file on a timely basis, as disclosed in the above referenced Forms, reports required by Section 16 (a) under the Securities Exchange Act of 1934 during fiscal 1998 or a prior year.

      Outside directors (Mr. Boesel and Mr. Black) are compensated on a per meeting basis, at the rate of $1,000 per board meeting and $500 per committee meeting. Other directors, who are all officers either of the Company or its affiliate, Life Plus, receive no additional compensation for their services.

                                   OPTION PLAN

      In 1989, the Company adopted the Pro-Dentec Incentive Stock Option Plan ("Plan") pursuant to which stock options ("Options") may be granted to key employees and other individuals providing services to the Company. Five million (5,000,000) shares have been reserved for issuance under the Plan, subject to a limitation that options covering shares in excess of 10% of the outstanding shares may not be granted during any one year. The Plan is administered by a committee comprised of three members of the Board of Directors of the Company. Options must be granted at the fair market value of the covered shares as of the date of grant. The Plan has been approved by the shareholders. Options may be granted for a term of up to ten years, but may be terminated upon termination of employment. In 1998, no option shares expired or were terminated. As of October 31, 1998, options relating to a total of 1,296,000 shares had been granted to employees and others, of which 25,000 were granted in fiscal 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT
          --------------

      The following table sets forth as of January 1, 1999, the beneficial ownership of the Company's Common Stock, $.01 par value, by all persons known by the Company to own, beneficially or of record, more than five percent of the Company's Common Stock, by each director of the Company, and by all officers and directors as a group:

      NAME AND ADDRESS OF     AMOUNT AND NATURE OF          PERCENT OF
      BENEFICIAL OWNER        BENEFICIAL OWNERSHIP            CLASS
      ----------------        --------------------            -----

      William T. Evans          5,078,178(2)                  36.0%
      P. O. Box 4129
      Batesville, AR  72503

      J. Robert Lemon           4,904,242(3)                  34.8%
      P. O. Box 4129
      Batesville, AR  72503

      Robert E. Christian         310,400                      2.2%
      P. O. Box 4129
      Batesville, AR  72503

      Timothy A. Nolan          5,603,760(4)                  39.7%
      P. O. Box 4129
      Batesville, AR  72503

      Directors and Officers as
      a group (8 persons)      10,605,220                     75.2%

--------------------
2 Includes 4,211,360 shares held by a trust principally for the benefit of Mr. Evans. Also includes 717,000 shares held in trust for the benefit of Mr. Evans' nephew for which he disclaims beneficial ownership.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

      The Company performs commercial printing services for Life Plus International, a partnership ("Partnership") engaged in the distribution of specialty nutrition and other health-related products. Messrs. Evans, Christian, Lemon and Nolan, all of whom are officers and/or directors of the Company, are beneficiaries of trusts which are partners in the Partnership. Messrs. Lemon and Nolan are employed by and are officers of the Partnership. During 1998, the Company billed Life Plus $0.5 million for printing services. Commercial market rates are charged for these printing services, based on arms-length negotiation between the parties. Payment terms are standard for the trade. As of October 31, 1998, Life Plus' payment status was current with regard to receivables owed the Company.

      As of October 31, 1998, the Company had made loans to Mr. Christian totaling $47,861. Payments are current.

                                     PART IV

ITEM 13.  FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS
--------  ----------------------------------------------
          ON FORM 8-K
          -----------

1.    All Consolidated Financial Statements

      (a)   Consolidated Balance Sheets at October 31, 1998 and 1997.

      (b) Consolidated Statements of Income for Each of the Years in the Two-Year Periods Ended October 31, 1998 and 1997.

      (c) Consolidated Statements of Stockholders' Equity for Each of the Years in the Two-Year Periods Ended October 31, 1998 and 1997.

      (d) Consolidated Statements of Cash Flows for Each of the Years in the Two-Year Periods Ended October 31, 1998 and 1997.

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

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.


Date: January 26, 1998                    By:   /s/ William T. Evans
                                                --------------------
                                                William T. Evans
                                                Principal Executive Officer

Date: January 26, 1998                    By:   /s/ Richard L. Land
                                                -------------------
                                                Richard L. Land
                                                Principal Accounting Officer


      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ J. Robert Lemon                       By:  /s/ Robert E. Christian
     -------------------                            -----------------------
     J. Robert Lemon                                Robert E. Christian
     Director                                       Director

Date:    January 26, 1998                     Date:    January 26, 1998



By:  /s/ William T. Evans                      By:  /s/ J. Philip Boesel
     -------------------                            -----------------------
         William T. Evans                           J. Philip Boesel, Jr.
         Director                                   Director

Date:    January 26, 1998                     Date:    January 26, 1998



By:  /s/ Timothy A. Nolan                      By:  /s/ Michael S. Black
     -------------------                            -----------------------
         Timothy A. Nolan                           Michael S. Black
         Director                                   Director

Date:    January 26, 1998                     Date:   January 26, 1998

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Professional Dental Technologies, Inc.
Batesville, Arkansas

We have audited the accompanying consolidated balance sheets of Professional Dental Technologies, Inc. and subsidiaries (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Professional Dental Technologies, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP



Little Rock, Arkansas
December 18, 1998

PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                              1998          1997
ASSETS                                                          (IN THOUSANDS)

CURRENT ASSETS:
  Cash and cash equivalents                                $ 1,735       $ 1,267
  Certificates of deposit                                       98
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $78,000 and $60,000 respectively                    2,444         1,741
    Affiliates                                                 137           133
  Inventory                                                  3,216         2,791
  Advances to officers, directors, and employees                69            70
  Deferred income taxes                                        211           138
  Other current assets                                         403           249
                                                           -------       -------
            Total current assets                             8,313         6,389

PROPERTY AND EQUIPMENT, Net                                  2,731         2,494

DEFERRED INCOME TAXES                                          122            79

OTHER ASSETS, Net of amortization                               13            52
                                                           -------       -------
TOTAL                                                      $11,179       $ 9,014
                                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - line of credit                           $   865       $   390
  Accounts payable - trade                                   1,045         1,135
  Accrued payroll and payroll taxes                            765           633
  Accrued warranty costs                                       197           117
  Other accrued liabilities                                    617           526
  Current portion of long-term debt                            461           206
  Current portion of capital lease obligations                 209           173
                                                           -------       -------
            Total current liabilities                        4,159         3,180

LONG-TERM DEBT, Net of current portion                         835           755

CAPITAL LEASE OBLIGATIONS, Net of current portion              366           505
                                                           -------       -------
            Total liabilities                                5,360         4,440
                                                           -------       -------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Common stock; par value $.01; 30,000,000 shares authorized;
    14,100,000 shares issued and outstanding                   141           141
  Additional paid-in capital                                   314           289
  Retained earnings                                          5,364         4,144
                                                           -------       -------
            Total stockholders' equity                       5,819         4,574

TOTAL                                                      $11,179       $ 9,014
                                                           =======       =======

See notes to consolidated financial statements.

PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                         1998            1997
                                                         (IN THOUSANDS, EXCEPT
                                                        PER SHARE INFORMATION)

SALES                                                   $ 27,524        $ 23,823

COST OF GOODS SOLD                                        10,798          10,145
                                                        --------        --------

            Gross profit                                  16,726          13,678

OPERATING EXPENSES                                        14,978          12,449
                                                        --------        --------

            Income from operations                         1,748           1,229

OTHER INCOME AND (EXPENSES):
  Affiliate activity:
    Equity in net losses                                     (12)          (144)
    Write-down of investments in affiliates                  (57)          (127)
  Interest expense                                          (281)          (242)
  Miscellaneous income, primarily proceeds of lawsuit
     settlement in 1998                                      606              40
                                                        --------        --------

INCOME BEFORE TAXES                                        2,004             756

PROVISION FOR INCOME TAXES                                   784             293
                                                        --------        --------

NET INCOME                                              $  1,220        $    463
                                                        ========        ========

BASIC EARNINGS PER SHARE                                $  0.09         $   0.03
                                                        ========        ========

DILUTED EARNINGS PER SHARE                              $  0.09         $   0.03
                                                        ========        ========

See notes to consolidated financial statements.

PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                      COMMON STOCK         ADDITIONAL                      TOTAL
                                              -----------------------------
                                                  SHARES          PAR       PAID-IN        RETAINED      STOCKHOLDERS'
                                                  ISSUED         VALUE      CAPITAL        EARNINGS        EQUITY
                                              -----------------------------------------------------------------------
                                                                          (IN THOUSANDS)

BALANCE AT NOVEMBER 1, 1996                           14,100       $141          $264          $3,681         $4,086

  Stock options issued for services                                                25                             25
  Net income                                                                                      463            463
                                                                                               ------         ------

BALANCE AT OCTOBER 31, 1997                           14,100        141           289           4,144          4,574

  Stock options issued for services                                                25                             25
  Net income                                                                                    1,220          1,220
                                                                                              -------         ------

BALANCE AT OCTOBER 31, 1998                           14,100       $141          $314          $5,364         $5,819
                                                   =========      =====         =====         =======       ========

See notes to consolidated financial statements.


PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                              1998          1997
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income                                               $ 1,220        $  463
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Affiliate activity:
      Equity in net losses of affiliates                        12           144
      Write-down of investments in affiliates                   57           127
    Depreciation and amortization                              796           672
    (Gain)/loss on disposal of property and equipment          (7)             8
    Deferred income tax benefit                              (116)          (19)
    Stock options issued for services                           25            25
  Change in:
    Accounts receivable                                      (707)         (141)
    Inventory                                                (425)         (578)
    Advances to officers, directors, and employees               1            13
    Other current assets                                     (154)          (22)
    Accounts payable - trade                                  (90)           153
    Accrued payroll and payroll taxes                          132           263
    Accrued warranty costs                                      80          (43)
    Other accrued liabilities                                   91            73
                                                          --------       -------
      Net cash provided by operating activities                915         1,138
                                                          --------       -------
INVESTING ACTIVITIES:
  Purchase of property and equipment                         (932)         (739)
  Proceeds from the sale of property and equipment              20             6
  Proceeds from (purchase of) certificates of deposit         (98)           400
  Proceeds from (investment in) joint ventures                (69)            53
                                                          --------       -------
      Net cash used in investing activities                (1,079)         (280)

FINANCING ACTIVITIES:
  Increase (decrease) in line of credit                        475         (336)
  Proceeds of long-term debt                                   544           340
  Payment of long-term debt                                  (209)         (202)
  Payment of capital lease obligations                       (178)         (121)

      Net cash provided by (used in) financing activities      632         (319)
                                                          --------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                          468           539

CASH AND CASH EQUIVALENTS:
  Beginning of period                                        1,267           728
                                                          --------       -------
  End of period                                            $ 1,735       $ 1,267
                                                          ========       =======

                                                                     (Continued)

PROFESSIONAL DENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                          998        1997
                                                          (IN THOUSANDS)
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                               $  287     $  231
                                                           ======     ======

    Income taxes                                           $  779     $  246
                                                           ======     ======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Equipment acquired through capital leases                $   75     $  422
                                                           ======     ======

                                                                     (Concluded)

See notes to consolidated financial statements.

PROFESSIONAL DENTAL TECHNOLOGIES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF ORGANIZATION - Professional Dental Technologies, Inc. is a group of companies headquartered in Batesville, Arkansas, engaged primarily in the business of designing, manufacturing, and marketing innovative products and services for dental professionals to be used in the diagnosis, treatment, and prevention of periodontal and other dental diseases.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Professional Dental Technologies, Inc. and its wholly-owned subsidiaries: PDT Byte, Inc.; Pro-Dentec FSC, Inc.; Professional Dental Hygienists, Inc.; PDT Image, Inc.; Professional Dental Manufacturing, Inc.; Professional Dental Marketing, Inc.; Professional Dental Printing, Inc.; Professional Dental Probes, Inc. (inactive at October 31, 1998); and
    Professional Dental Technologies Therapeutics, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    ESTIMATES - The  preparation  of financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS - For the purpose of presentation in the consolidated statements of cash flows, the Company considers all cash on hand and on deposit with depository institutions, with maturity at the time acquired of three months or less, to be cash and cash equivalents.

    CERTIFICATES OF DEPOSIT - Certificates of deposit consist of time deposits at financial institutions with maturities at date of purchase of one year. Such instruments are carried at cost which approximates fair market value.

    INVENTORY - Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

    PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using accelerated methods and is expensed based on the estimated useful lives of the assets.

    LONG-LIVED ASSETS - The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment loss has been recognized in the 1998 or 1997 financial statements.

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

    ACCRUED WARRANTY COSTS - The Company provides by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold.

    CONCENTRATION OF CREDIT RISK - Accounts receivable arise from the sale of dental products to dental professionals located throughout the world, but principally in the United States. The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the dental industry, among other factors.

    INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") establishes accounting and reporting standards for companies who have stock-based compensation plans. Those plans include all arrangements by which employees and nonemployees receive shares of stock or other equity instruments of the Company. SFAS 123 defines a fair value based method of accounting for a stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Accounting Principles Board ("APB") Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES requires compensation cost for stock-based employee compensation plans to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the amount an employee must pay to acquire the stock. SFAS 123 permits an entity, in determining its net income, to continue to apply the accounting provisions of APB Opinion 25 to its stock-based employee compensation arrangements. An entity that continues to apply APB Opinion 25 must comply with the disclosure requirements of SFAS 123. The Company has elected to continue to apply the accounting provisions of APB Opinion 25 and related interpretations to its employee stock options.

    EARNINGS PER SHARE - Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding.

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). The previous presentation of primary EPS is replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the income statement. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation must be disclosed as well. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, EARNINGS PER SHARE. The Company adopted SFAS 128 for the year ended October 31, 1998, and prior periods were restated.

    IMPACT OF NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the balance sheet. Also in June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), establishing standards for the way public enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods. The adoption of SFAS 130 and 131 is not expected to have a material effect on the Company's consolidated financial statements.

    In February 1998, the FASB issued Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS ("SFAS 132"), an amendment of FASB Statements No. 87, 88 and 106. The statement revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statement Nos. 87, 88, and 106 were issued. SFAS 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect of this adoption on the Company's financial statement has not been determined.

    RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 financial statements in order to conform with 1998 financial statement presentation. These reclassifications had no effect on stockholders' equity or net income, as previously reported.

2.  RELATED PARTY TRANSACTIONS

    During 1998 and 1997, the Company had advanced funds to certain officers, directors, and employees. The advances are due on demand. The advances were as follows at October 31:


                                                              1998         1997

Employees                                                   $ 20,000    $ 23,000
Officers and directors                                        49,000      47,000
                                                            --------     -------

     Totals                                                 $ 69,000    $ 70,000
                                                            ========    ========

    During the years ended October 31, 1998 and 1997, the Company provided printing services aggregating $477,000 and $572,000, respectively, to its affiliates and to other companies controlled by the majority stockholders of the Company. These amounts are included in sales in the consolidated statements of income. As of October 31, 1998 and 1997, these affiliated companies owed the Company $137,000 and $133,000, respectively, reflected as accounts receivable-affiliates in the balance sheets.

    During the year ended October 31, 1997, the Company sold $340,000 of inventory to its affiliates.

    During the years ended October 31, 1998 and 1997, the Company allocated various operating and payroll expenses to one of its affiliates based on related personnel costs and other factors. These allocated expenses aggregated approximately $193,000 and $241,000, respectively.

    During the years ended October 31, 1998 and 1997, the Company paid expenses of and advanced funds to its affiliates. During the years ended October 31, 1998 and 1997, the Company wrote down its investment in affiliates by $57,000 and $127,000, respectively, due to the probability that these investments were not recoverable.

3.  INVENTORY

    Inventory consisted of the following at October 31:


                                                   1998              1997

         Finished goods                       $  578,000         $ 589,000
         Work in process                          20,000            13,000
         Raw materials                         2,618,000         2,189,000
                                               ---------         ---------

                     Totals                   $3,216,000        $2,791,000
                                               =========         =========


    During the year ended October 31, 1997, the Company wrote off approximately $208,000 of obsolete raw materials and finished goods which are reflected in cost of goods sold in the accompanying consolidated statement of income.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at October 31:




                                                                                                            ESTIMATED
                                                                                                          USEFUL LIVES
                                                                         1998                1997           IN YEARS
                                                                                                          ------------
         Land                                                             $  271,000           $  116,000       -
         Buildings and improvements                                          944,000              780,000     7-39
         Manufacturing equipment                                           2,766,000            2,440,000     3-10
         Vehicles                                                            560,000              561,000       5
         Furniture and equipment                                             922,000              802,000      3-7
         Construction in progress                                             66,000               -
                                                                          ----------           ----------

                     Total property and equipment                          5,529,000            4,699,000

         Less accumulated depreciation                                    (2,798,000)          (2,205,000)
                                                                         -----------           ----------

                     Property and equipment, net                         $ 2,731,000          $ 2,494,000
                                                                         ===========          ===========

    Depreciation expense was $757,000 and $632,000 during 1998 and 1997, respectively.

5.  INVESTMENT IN AND ADVANCES TO AFFILIATES

    PERFECTBYTE LIMITED PARTNERSHIP - PerfectByte Limited Partnership (the "Partnership") is owned by PDT Byte, Inc. ("Byte") and an independent company (the "Partner") to develop and market software for dental practice management. Partnership profit is to be allocated based on specified percentages at certain profitability levels, while losses are allocated in proportion to capital account balances at October 31 of each year. During the years ended October 31, 1998 and 1997, Byte was allocated substantially all of the Partnership losses totaling approximately $12,000 and $55,000, respectively.

    The Partnership is obligated, under the partnership agreement, to make guaranteed payments to the Partner. Payments have been and are to be made based on total principal and interest payments due to a lender by the Partner. The notes have a principal balance of approximately $154,000 at October 31, 1998, and a fixed interest rate of 9.75%. Such notes mature December 19, 2003, and are expected by management of the Company to be refinanced at that time.

    The Partner may negotiate new terms at or near maturity which could modify the payment due dates. If such modifications occur, the timing of the Partnership's payments of its guaranteed payment obligations could also be changed. The Company has guaranteed Byte's obligation to the extent of one-half of the principal and interest payments which become due under the existing debt.

    The following is a summary of the condensed financial position and results of operations for the Partnership for the years ended October 31, 1998 and 1997.



                                                                                   1998             1997

         Total assets                                                          $     3,000       $   5,000
                                                                               ===========     ===========

         Current and total liabilities (substantially all to the Company)      $ 1,405,000     $ 1,335,000
         Owners' deficit                                                        (1,402,000)     (1,330,000)
                                                                              ------------     -----------

         Total liabilities and owners' deficit                                 $     3,000       $   5,000
                                                                               ===========    ============
         Sales                                                                 $   205,000      $  262,000
                                                                              ============    ============
         Net loss                                                              $  (12,000)     $  (55,000)
                                                                              ============    ============

    The Company had ownership interests for several years in a general partnership known as Pro-Dentec Canada (the "Venture") which was involved in distribution of the Company's products in Canada. During the year ended
    October 31, 1997, the partnership was terminated following litigation between the partners. Losses during the year ended October 31, 1997, incurred through the Venture's termination, totaled $89,000; and the Company wrote off the remaining balance of its investment in the Venture, which totaled $59,000. Net sales were $604,000 for the period from the beginning of fiscal year 1997 to the termination of the Venture (approximately six months). After the termination of the Venture, net sales in Canada were included in the consolidated statements of income and totaled $439,000 for the remainder of 1997.

6.  LINE OF CREDIT

    At October 31, 1998 and 1997, the Company had outstanding short-term borrowings of $865,000 and $390,000, respectively, under available bank lines of credit aggregating $3,000,000. The unused portion of the line of credit at October 31, 1998 was $2,135,000. Interest is charged at a variable rate based on lender prime plus 1.5% (9.5% at October 31, 1998). Borrowings are collateralized by receivables and inventory and guaranteed by the

    Company's subsidiaries. The line of credit is subject to certain restrictive covenants, including maintaining tangible net worth (as defined) of at least $2,000,000. The line of credit has a term of three years and shall be automatically renewed unless terminated under the provisions of the agreement. The term of this line of credit began in May 1997.

7.  LONG-TERM DEBT

    Long-term debt consisted of the following at October 31:



                                                                                           1998          1997

         Mortgage payable - collateralized  by land and building with a carrying value at October 31, 1998,  of $349,000;  interest at 8.25%;  monthly payments of principal and interest aggregating $2,297,
           with a balloon payment of $104,000 at maturity, March, 1999.                   $ 110,000     $128,000

         Mortgage payable - collateralized  by land and building with a carrying value at October 31, 1998,  of $321,000;  interest at 8.25%;  monthly payments of principal and interest aggregating $2,148, with a balloon
           payment of $165,000 at maturity, April, 2000.                                    180,000      190,000

         Mortgage payable - collateralized  by land and building with a carrying value at October 31, 1998, of $243,000; interest at 8.75%;
           monthly payments of principal and interest aggregating $1,849,
           with a balloon payment of $165,000 at maturity, March, 1999.                     168,000      175,000

         Mortgage payable - collateralized  by land and building with a carrying value at October 31, 1998, of $144,000; interest at 7.75%;
           monthly payments of principal and interest aggregating $1,354,
           with a balloon payment of $128,000 at maturity, August, 2001.                    143,000        -

         Mortgage  payable -  collateralized  by land with a  carrying  value at
           October 31, 1998, of $155,000;  interest at 7.5%; no monthly payments of principal and interest, with a balloon payment of
           principal and interest of $162,000 at maturity, June, 1999.                      155,000        -

         Notes payable -  collateralized  by equipment  with a carrying value at
           October 31, 1998, of $150,000;  interest at 7.0%;  monthly  principal
           and interest payments of $3,069 maturing at March, 1999.                          15,000       50,000

         Notes payable -  collateralized  by equipment  with a carrying value at
           October 31, 1998, of $367,000;  interest at 8.25%;  monthly principal and interest payments aggregating $6,935,
           with a balloon payment of $153,000 at maturity, November, 1999.                  226,000      288,000

         Notes payable -  collateralized  by equipment  with a carrying value at
           October 31, 1998, of $227,000;  interest at 7.5%;  monthly  principal and interest payments of $4,530 maturing
           at October, 2003.                                                                226,000        -

         Notes payable -  collateralized  by vehicles  with a carrying  value at
           October 31,  1998,  of  $257,000;  interest  ranging from 8% - 13.3%;
           aggregate  monthly  principal  and interest  payments of $5,937,  and maturity dates ranging from February, 1999 to
           October, 2001.                                                                    73,000      130,000
                                                                                         ----------    ---------
                                                                                          1,296,000      961,000
         Less current portion                                                               461,000      206,000

                     Long-term debt, net of current portion                              $  835,000    $ 755,000
                                                                                         ==========    =========


    The debt matures as follows for the years ending October 31:


          1999                                               $  461,000
          2000                                                  313,000
          2001                                                  273,000
          2002                                                  197,000
          2003                                                   52,000
                                                              ---------
                                                             $1,296,000

    At October 31, 1998, $165,000 of long-term debt which was to mature in 1999 is expected to be refinanced during the year ending October 31, 1999. Such debt is expected to be refinanced for three years at their respective maturity dates. The debt has been reported as having the refinanced maturity dates.

8.  CAPITAL LEASE OBLIGATIONS

    The Company leases certain equipment and software under capital leases. Cost and accumulated depreciation of assets under capital leases were as follows at October 31:


                                                           1998             1997

         Equipment and software                           $923,000      $823,000
         Less accumulated depreciation                     455,000       236,000
                                                         ---------     ---------
                     Equipment and software, net          $468,000      $587,000
                                                         =========     =========

    The future minimum lease payments under the capital leases are as follows for the years ending October 31:


          1999                                                         $ 251,000
          2000                                                           242,000
          2001                                                           142,000
          2002                                                            18,000
          2003                                                             5,000
                                                                      ----------
             Total minimum lease payments                                658,000

          Less amount representing interest                               83,000
                                                                      ----------
             Present value of net minimum lease payment                  575,000
          Less current portion                                           209,000
                                                                      ----------

             Capital lease obligations, net of current portion        $  366,000
                                                                      ==========


9.  INCOME TAXES

    The provision for income taxes for the years ended October 31, 1998 and 1997, consists of the following:


          Current expense                                  $ 900,000   $ 312,000
          Deferred benefit                                  (116,000)   (19,000)
                                                            --------    --------
               Total                                       $ 784,000   $ 293,000
                                                            ========    ========

    A reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:



                                                             1998                               1997
                                                            AMOUNT           %                 AMOUNT           %
                                                       ------------------------------     ------------------------------
         Tax expense at maximum statutory rate                 $681,000       34.0 %              $257,000       34.0 %
         State tax, net of federal benefit                      114,000        5.7                  43,000        5.7
         Other                                                  (11,000)      (0.6)                 (7,000)      (0.9)
                                                       -----------------   ---------      -----------------    ---------
                     Income tax provision                      $784,000       39.1 %              $293,000       38.8 %
                                                       =================   =========      =================    =========


    The net deferred tax asset consisted of the following at October 31:



      The net deferred tax asset consisted of the following at October 31:

                                                         1998          1997

         Deferred tax assets:
           Investment in affiliates                      $134,000     $112,000
           Compensation                                    96,000       74,000
           Warranties                                      75,000       45,000
           Intangibles                                     48,000       38,000
           Allowance for doubtful accounts                 30,000       23,000
           Depreciation                                    24,000
                                                                           -
           Other                                           29,000        5,000
                                                         --------     --------

                                                          436,000      297,000
         Deferred tax liability:
           Guaranteed payments of joint venture           103,000       80,000
                                                        ---------     --------
           Net deferred tax asset                         333,000      217,000
           Current portion                                211,000      138,000
                                                        ---------     --------

               Net deferred tax asset - non-current      $122,000     $ 79,000
                                                        =========     ========


10. COMMITMENTS AND CONTINGENCIES

    SETTLEMENT OF LEGAL PROCEEDINGS - During the year ended October 31, 1998, the Company settled a lawsuit involving PDT Image, Inc. and its partnership with Source-1 Dental Image, Inc. in Pro-Dentec Canada. The settlement provided that the Company receive $750,000 and release its proprietary interests in certain software. The $750,000 is included, net of legal and other directly related costs, in miscellaneous income in the statement of income for the year ended October 31, 1998. The release of proprietary interests in the software is not considered by management to have any significant effect on the Company's financial position or results of operations.

    OPERATING LEASES - The Company leases warehouse space and various equipment under non-cancelable operating leases. Future minimum lease payments are as follows:

          Year ending October 31:
          1999                                         $  56,000
          2000                                            55,000
          2001                                            41,000
                                                       ---------
                                                       $ 152,000
                                                       =========


    The total rent expense was $143,000 and $126,000 for the years ended October 31, 1998 and 1997, respectively.

    LICENSING AGREEMENT - The Company has a licensing agreement with a foreign company which owns the manufacturing and distribution rights to a rotary hygiene device, known as Rota-dent. The agreement contains the following major provisions:

         1) The Company holds the worldwide rights to manufacture and distribute the Rota-dent in perpetuity except for the right to distribute the Rota-dent in Sweden, which was granted back to the foreign company (subject to cancellation by either party on 90 days notice).

         2) The  Company  was  assigned  all   patents  and  trademarks  of  the
            Rota-dent.

         3) The Company is to pay a royalty of $3.00 to the foreign company for each Rota-dent sold until an aggregate of $5,000,000 in royalties has been paid. This aggregate was reached during the year ended October 31, 1998. Royalty payments are now $1.50 per unit until an additional $3,000,000 in royalties have been paid, at which time the royalties will cease. During the years ended October 31, 1998 and 1997, the Company incurred royalties of $435,000 and $602,000, respectively, and through October 31, 1998, has incurred aggregate royalties of approximately $5,213,000.

    In addition, the Company has certain other licensing agreements related to its distribution of various other dental products. During the years ended October 31, 1998 and 1997, the Company incurred royalties under these licensing agreements totaling $117,000 and $115,000, respectively.

    BUSINESS VENTURE AGREEMENTS - The Company has a business venture agreement with Advanced Clinical Technologies, Inc. ("ACTech"), a third-party developer of certain dental products produced by the Company's wholly-owned subsidiary, Professional Dental Technologies Therapeutics, Inc. ("PDTT"). Pursuant to the agreement, ACTech was paid $48,000 and $96,000, respectively, during the years ended October 31, 1998 and 1997 for consulting services provided. In addition, ACTech earned and was paid profit allocation equivalent to 25% of PDTT's net profit, as defined, aggregating $323,000 and $180,000 for the years ended October 31, 1998 and 1997, respectively.

    The Company has also entered into a rolling five year term agreement commencing on December 5, 1995, with Aztec Developments, Ltd. ("Aztec"), an independent company, to manufacture and distribute certain proprietary periodontal dental products. In addition to contributing their manufacturing and sales expertise, the Company has committed to invest in the final development of the products and required tooling, and to invest at least $300,000 in the marketing and selling of the products over a two year term. As of October 31, 1998, the Company has invested $60,000 in equipment costs related to this agreement, which are included in property and equipment in the consolidated balance sheets. Aztec has agreed to contribute the completed design of the products and a license to manufacture the products under the patents now in force. Aztec has the right to terminate the agreement if the business volume does not exceed an agreed-upon minimum during the initial two years.

    The agreement stipulates fixed amounts payable to the Company and Aztec for items sold, after which, all profits, as defined in the agreement, are to be allocated equally between the Company and Aztec. As of October 31, 1998, no sales of the related proprietary periodontal dental products have occurred.

    PURCHASE COMMITMENTS - As of October 31, 1998, the Company had total purchase commitments outstanding aggregating approximately $2,129,000.

    SIGNIFICANT VENDORS - During the year ended October 31, 1998, the Company made purchases from one supplier which aggregated $683,000.

    PRODUCT SALES CONCENTRATION - Sales of the Company's Rota-dent and accessory products represented approximately 64% of total revenues for the year ended October 31, 1998.

11. EMPLOYEE BENEFIT PLANS

    401(K) RETIREMENT SAVINGS PLAN - The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute up to 15% of their annual salary to the plan, subject to certain limitations. The Company may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after five years of service. There were no Company contributions for the years ended October 31, 1998 or 1997.

    INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan for the benefit of its key personnel. The maximum number of shares of common stock reserved for issuance under the Plan is 5,000,000 shares, provided that in no event shall more than 10% of the Company's then outstanding stock be optioned under the Plan in any single year.

    The Board of Directors may grant options to key individuals at any time. The purchase price for stock under the plan shall be 100% of the fair market value of the stock at the time the option is granted, but in no event less than par value of the stock. Options granted expire 10 years from the date they are granted. As of October 31, 1998 and 1997, options to purchase an aggregate of 1,296,000 and 1,271,500 shares of stock, respectively, were outstanding at prices ranging from $0.5625 to $3.00. The options are generally subject to the option holder's continued employment or services to the Company. Certain options contain vesting requirements.

    A summary of the status of the Company's stock option plan as of October 31, 1998 and 1997, and changes during the years ended on those dates is as follows:


                                                                                                            WEIGHTED
                                                                 NUMBER               OPTION                AVERAGE
                                                                   OF                 PRICE               OPTION PRICE
                                                                 SHARES             PER SHARE              PER SHARE


         Options outstanding at October 31, 1996              748,500      $0.5625 - $3.00                $ 1.71
           Granted                                            655,500      $1.50 -    2.75                $ 0.61
           Forfeited                                         (133,000)     $0.5625 - $3.00                $ 2.31
                                                           ----------

         Options outstanding at October 31, 1997            1,271,000      $0.5625 - $3.00                $ 1.12
           Granted                                             25,000      $0.875                         $ 0.88
                                                           ----------

         Options outstanding at October 31, 1998            1,296,000      $0.5625 - $3.00                $ 1.11
                                                           ==========

         Options exercisable at October 31, 1998              635,000      $0.5625 - $2.375               $ 1.38
                                                           ==========


    The following table summarizes information about stock options at October 31, 1998:




                                                                       WEIGHTED                              WEIGHTED
                                                    WEIGHTED            AVERAGE                               AVERAGE
                                                     AVERAGE           EXERCISE                              EXERCISE
             RANGE OF            NUMBER             REMAINING          PRICE OF            NUMBER            PRICE OF
             EXERCISE          OUTSTANDING AT      CONTRACTUAL        OUTSTANDING      EXERCISABLE AT       EXERCISABLE
              PRICES          OCTOBER 31, 1998        LIFE              OPTIONS         OCTOBER 31, 1998      OPTIONS
         $1.25                       100,000            1                $ 1.25                100,000            $ 1.25
         $1.00 - 1.75                 36,000            2                $ 1.47                                   $ 1.47
                                                                                                36,000
         $1.50                       200,000            4                $ 1.50                200,000            $ 1.50
         $2.375                       60,000            5                $ 2.38                                   $ 2.38
                                                                                                60,000
         $2.00 - 2.50                167,500            6                $ 2.01                                   $ 2.00
                                                                                                72,500
         $1.5625 - 2.00               27,000            7                $ 1.76                     -                  -
         $0.8125                      25,000            8                $ 0.81                                   $ 0.81
                                                                                                25,000
         $0.5625 - 3.00              655,500            9                $ 0.61                116,500            $ 0.56
         $0.875                       25,000           10                $ 0.88                 25,000            $ 0.88


    The Company applies APB 25 in accounting for its stock option and award plan. Under the terms of the plan, the exercise price for each option is equal to the market price of the Company's stock on the date of the grant. Accordingly, no compensation expense has been recognized under this plan. Net income and earnings per share on a proforma basis, as if the Company had utilized the accounting methodology prescribed by SFAS 123 would have been as follows (in thousands, except per share data):


                                                     YEARS ENDED OCTOBER 31,
                                               ---------------------------------
                                                        1998          1997

        Net income:
          As reported                                $ 1,220          $ 463
          Pro forma                                    1,180            431

        Basic earnings per share:
          As reported                                $ 0.09           $ 0.03
          Pro forma                                    0.08             0.03

        Diluted earnings per share:
          As reported                                $ 0.09           $ 0.03
          Pro forma                                    0.08             0.03


    The estimated fair value of options granted during 1998 and 1997 was $.6375 and $.3480 per share, respectively. For purposes of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

                                                            1998         1997
         Risk-free interest rate                             5.46 %      5.84 %
         Expected life                                10 years       10 years
         Expected volatility                                   57 %        42 %

    NON QUALIFIED OPTIONS - The Company has issued options to a consultant to purchase 100,000 shares of common stock at $1.00 per share. The options are exercisable immediately and expire on December 31, 1998. As of October 31, 1998, these options have not been exercised. In conjunction with these options, the Company has recognized $25,000 of compensation expense for each of the years ended October 31, 1998 and 1997.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are as follows:


                                                  1998              1998                    1997             1997
                                                CARRYING          ESTIMATED               CARRYING         ESTIMATED
                                                 AMOUNT          FAIR VALUE                AMOUNT         FAIR VALUE
                                            ------------------------------------      ----------------------------------
         Assets:
           Cash and cash equivalents               $1,735,000        $1,735,000              $1,267,000      $1,267,000
           Certificates of deposit                     98,000            98,000                 -               -
           Accounts receivable:
             Trade                                  2,444,000         2,444,000               1,741,000       1,741,000
             Affiliates                               137,000           137,000                 133,000         133,000

         Liabilities:
           Notes payable - line of credit             865,000           865,000                 390,000         390,000
           Accounts payable - trade                 1,045,000         1,045,000               1,135,000       1,135,000
           Long-term debt                           1,296,000         1,263,000                 961,000         938,000
           Commitments                              -                 -                        -               -

    The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments.

    The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable - approximate fair value due to the short maturity of these items. The carrying amount of the notes payable
    - line of credit approximates fair value because the interest rate on this instrument changes with market interest rates. The fair value of the Company's long-term debt (including current maturities) is estimated based on interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

13. EARNINGS PER SHARE

                                                        1998            1997
                                                           (IN THOUSANDS)

         Basic EPS weighted average shares                  14,100        14,100
         Add dilutive effect of unexercised options             48            21
                                                            ------        ------
         Diluted EPS weighted average shares                14,148        14,121
                                                            ======        ======




                                        * * * * * *