Form 10QSB
period 1999-01-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1999-03-12
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 1999
                                               ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
            For the transition period from __________ to ____________
                    Commission file number: 1-11032
                                            -------------------------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                             71-0644350
---------------------------------                      -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                 633 Lawrence Street, Batesville, Arkansas 72501
                    (Address of Principal Executive Offices)
                                 (870) 698-2300
                           (Issuer's telephone number)

        ----------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of February 27, 1999: 14,100,000
                                        ----------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                          JANUARY 31               OCTOBER 31
                                              1999                      1998
                                          (UNAUDITED)
                                          -----------              ----------
ASSETS                                              (In thousands)
Current Assets:
Cash and Cash Equivalents                 $    1,621             $    1,735
Certificates of Deposit                           99                     98
Accounts Receivable:
   Trade - net of allowance for doubtful
     accounts of $78                           2,344                  2,444
   Affiliates                                    213                    137
Inventory                                      2,797                  3,216
Other Current Assets                             547                    683
                                          ----------             ----------
   Total Current Assets                        7,621                  8,313

Property and Equipment - Net                   2,671                  2,731
Other Assets - net of accumulated
   amortization                                  131                    135
                                          ----------             ----------
    Total Assets                          $   10,423             $   11,179
                                          ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit                            $      440             $      865
Accounts Payable - Trade                         985                  1,045
Other Accrued Liabilities                      1,279                  1,579
Long-term debt - current portion                 461                    461
Capital lease obligations - current portion      209                    209
                                          ----------             ----------
    Total Current Liabilities                  3,374                  4,159

Long-term debt - net of current portion          772                    835
Capital lease obligations - net of current
  portion                                        321                    366
                                          ----------             ----------

    Total Liabilities                          4,467                  5,360
                                          ----------             ----------

Stockholders' Equity:
  Common Stock $0.01 par value:  30,000,000
  shares authorized; 14,100,000 shares
  issued and outstanding                         141                    141
Additional Paid-in Capital                       316                    314
Retained Earnings                              5,499                  5,364
                                          ----------             ----------
Total Stockholders' Equity                     5,956                  5,819
                                          -----------            ----------
    Total Liabilities and Stockholders'
     Equity                               $   10,423             $    11,179
                                          ===========            ===========

                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)
           FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998

                                               THREE MONTHS ENDED
                                                   JANUARY 31
                                          1999                    1998
                                          ----                    ----
                                               (In thousands)
Sales                               $    6,496              $    6,452

Cost of Goods Sold                       2,786                   2,660
                                    ----------             -----------

Gross Profit                             3,710                   3,792

Operating Expenses                       3,434                   3,484
                                    ----------              ----------

Income
   from Operations                         276                     308

Other Income (Expenses)             (       46)              (      56)
                                     ---------          --------------

Income Before
   Income Taxes                            230                     252

Provision for
   Income Taxes                             95                      96
                                   -----------             -----------

Net Income                         $       135          $          156
                                   ===========          ==============

Net Income per Share:

     Basic                         $       .01           $         .01
                                   ===========           =============
     Diluted                       $       .01             $       .01
                                   ===========           =============

Weighted average
  number of
  shares outstanding:

    Basic                           14,148,000              14,121,000
                                   ===========           =============
     Diluted                        14,148,000              14,121,000
                                   ===========           =============


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                   (UNAUDITED)
           FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998

                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES            1999                   1998
                                                ----                   ----
Net Income                                 $     135              $     156
  Adjustments to reconcile net income
  to net cash from operations:
  Depreciation and amortization                  176                    166
  (Gain) Loss on Disposal of Property &
  Equipment                                     ----                     (3)
  Non-cash compensation                            2                      6
Decrease (increase) in:
  Accounts Receivable:
   Trade - Net                                   100              (     203)
   Due from Affiliate                        (    76)             (       4)
   Inventory                                     420              (     247)
Other  Assets                                    136              (      41)
Increase (decrease) in:
  Accounts Payable - Trade                   (    60)             (     113)
  Other Accrued Liabilities                  (   301)             (      16)
                                             --------             ----------

   Net Cash Provided (Used)
          by Operating Activities                532              (     299)
                                             --------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment           (   111)             (      54)
Certificates of Deposit                      (     1)                   ---
Proceeds from Sale of Fixed Assets              ----                      3
Investment in Joint Ventures                    ----                    ---
                                             --------             ----------
   Net Cash Used by Investing Activities     (   112)             (      51)
                                             --------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Line of Credit                   (   425)                   590
Issuance of long-term
debt                                            ----                   ----
Payment of Capital Lease Obligations         (    46)             (      43)
Payment of long-term debt                    (    63)             (      50)
                                              -------              ---------
   Net Cash Provided (Used) by
   Financing Activities                      (   534)                   497
                                           -----------             ---------

Increase (Decrease) in Cash                  (   114)                   147
Cash and Cash Equivalents -
   Beginning of Period                           1,735                1,267
                                           -----------            ---------
   End of period                           $     1,621            $   1,414
                                           ===========            =========

                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998

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

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Professional Dental Technologies, Inc. and its wholly-owned subsidiaries: PDT Byte, Inc., Pro-Dentec FSC, Inc., Professional Dental Hygienists, Inc., PDT Image, Inc., Professional Dental Manufacturing, Inc., Professional Dental Marketing, Inc., Professional Dental Printing, Inc., Professional Dental Probes, Inc., (inactive at January 31, 1999), and
     Professional Dental Technologies Therapeutics, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     LONG-LIVED ASSETS - The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF in the year ended October 31, 1997. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements for the period ended January 31, 1999.

     INVESTMENTS IN AND ADVANCES TO AFFILIATES - The Company uses the equity method to account for investments in affiliates, primarily joint ventures, in which the Company has a 20% to 50% interest.

     EARNINGS PER SHARE - The Company adopted SFAS No. 128, Earnings per Share, during the year ended October 31, 1997; accordingly, both Basic and Diluted EPS were presented for the quarters ended January 31, 1999 and 1998. Basic and diluted weighted average number of shares outstanding for the quarters ended January 31, 1999 and 1998 were 14,148,000 and 14,121,000 shares, respectively. Common stock equivalents have less than a 3% dilutive effect.

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

     IMPACT OF NEW ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The previous presentation of primary EPS is replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the income statements, as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. The Company adopted SFAS No. 128 for the year ended October 31, 1998.

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

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 financial statements in order to conform with 1999 financial statement presentation. These reclassifications had no effect on stockholders' equity or net income, as previously reported.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998
           -----------------------------------------------------------

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report and other such Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain information that is forward looking. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements were detailed in the Company's 1998 Form 10-KSB filed with the Securities and Exchange Commission.

          RESULTS OF OPERATIONS. For the three month period ended January 31, 1999 and 1998, net sales were $6.5 million. The Company's total sales revenue in each period has principally been attributable to the Rota-dent.

     Sales of the Rota-dent, including accessories and foreign sales, were $4.3 million in each period. Other clinical products, (the ultrasonic scaler and pharmaceutical product lines) generated revenues of $2.0 million in the first quarter of 1999 compared to $1.9 million in the first quarter of
     1998.  The  balance  of  revenue  in the first  quarter  of both  years was attributable to the sale of printed literature, seminar fees and computer-related products, which decreased slightly in the 1999 period.

          The cost of goods sold for the three months ended January 31, 1999, was $2.8 million compared to $2.7 million in the first quarter of 1998. This is primarily attributable to increased material and labor content in the Rota-dent product, resulting from the decision, made in mid-1998, to ship four necks with each instrument sold, rather than two, as had previously been the case. Cost reduction efforts now in process are expected to reduce the cost per Rota-dent unit to its previous level by year-end. The cost of goods sold for the pharmaceutical product line also increased in the 1999 quarter as a result of purchasing a product for resale that had previously been manufactured by the Company. The Company plans to re-commence manufacturing this product by year-end.

          Operating expense was essentially flat at $3.4 million for the first three months of 1999, compared to $3.5 million in the 1998 period. Other income and expense, consisting primarily of the profit/loss of the non-consolidated affiliate (the PerfectByte Limited Partnership) and interest income/expense, was reduced in the 1999 first quarter, as a result of lower interest expense in the 1999 period.

          As a result of the changes noted above, net income for the three month period ended January 31, 1999 was $135,000 compared to $156,000 in the 1998 period.

          CAPITAL RESOURCES AND LIQUIDITY. On January 31, 1999 the Company's total assets were $10.4 million, compared to $11.2 million at October 31, 1998. The decrease was primarily attributable to decreases in cash and inventory. Total liabilities were $4.5 million, compared to $5.4 million at October 31, 1998. This is primarily due to decreases in the draw on the credit line used to finance the increases in receivables and inventory and in trade payables. Stockholders' equity was $6.0 million, an increase of $0.1 million from the October 31, 1998 total, the result of earnings during the period. During the three months ended January 31, 1999, net cash provided by operations was $532,000 compared to a net cash used of $299,000 in the 1998 period. The positive cash from operations in the 1999 period largely resulted from cash provided by a successful inventory reduction initiative.

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

          YEAR 2000. Certain software and hardware systems are time sensitive. Older time sensitive systems often use a two digit dating convention ("00" rather than "2000") that could result in system failure and disruption of operations as the Year 2000 approaches. The Year 2000 problem will impact the Company, its suppliers, customers, and other third parties that interface with the Company to the extent that they are not Year 2000 compliant.

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


                            PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company knows of no material litigation involving the Company or any officer or director of the Company.

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


                                                  PROFESSIONAL DENTAL
                                                  TECHNOLOGIES, INC.
                                                ------------------------
                                                     (Registrant)



              3/10/99                          /s/ William T. Evans
  ---------------------------                  ------------------------
            Date                                      William T. Evans
                                                      President & CEO



              3/10/99                          /s/ Richard L. Land
  ---------------------------                  ------------------------
            Date                                      Richard L. Land
                                                      Vice President - Finance