Form 10KSB/A
period 1999-01-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1999-05-17
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                       Form 10-QSB/A

(Mark One)
                  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended JANUARY 31, 1999

                   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                        EXCHANGE ACT
      For the transition period from  _____________________  to ______________

            Commission file number:       1-11032

                           PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                          (Exact name of small business issuer as
                                 specified in its charter)

            NEVADA                                             71-0644350
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


                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                  JANUARY 31                  OCTOBER 31
                                                     1999                         1998
                                                  (UNAUDITED)                 ----------
                                                  -----------
ASSETS                                                         (In thousands)
Current Assets:
Cash and Cash Equivalents                          $      1,621               $      1,735
Certificates of Deposit                                      99                         98
Accounts Receivable:
   Trade - net of allowance for doubtful
      accounts of $78                                     2,344                      2,444
   Affiliates                                               213                        137
Inventory                                                 2,797                      3,216
Other Current Assets                                        547                        683
                                                   ------------               ------------
   Total Current Assets                                   7,621                      8,313

Property and Equipment - Net                              2,671                      2,731
Other Assets - net of accumulated
   amortization                                             131                        135
                                                   ------------               ------------
     Total Assets                                  $     10,423               $     11,179
                                                   ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit                                     $        440               $        865
Accounts Payable - Trade                                    985                      1,045
Other Accrued Liabilities                                 1,279                      1,579
Long-term debt - current portion                            461                        461
Capital lease obligations - current portion                 209                        209
                                                   ------------               ------------
     Total Current Liabilities                            3,374                      4,159

Long-term debt - net of current portion                     772                        835
Capital lease obligations - net of current portion          321                        366
                                                   ------------               ------------

     Total Liabilities                                    4,467                      5,360
                                                   ------------               ------------

Stockholders' Equity:
  Common Stock $0.01 par value:  30,000,000 shares
  authorized; 14,100,000 shares issued and outstanding      141                        141
Additional Paid-in Capital                                  316                        314
Retained Earnings                                         5,499                      5,364
                                                   ------------               ------------
Total Stockholders' Equity                                5,956                      5,819
                                                   ------------               ------------
     Total Liabilities and Stockholders'
      Equity                                       $    10,423                $     11,179
                                                   ============               ============


                             See Notes to Financial Statements

                           PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS

                                        (UNAUDITED)
                FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998

                                              THREE MONTHS ENDED
                                                  JANUARY 31
                                      1999                    1998
                                      ----                    ----
                                             (In thousands)
Sales                            $    6,496                $    6,452

Cost of Goods Sold                    2,786                     2,660
                                 ----------               -----------

Gross Profit                          3,710                     3,792

Operating Expenses                    3,434                     3,484
                                 ----------                ----------

Income
   from Operations                      276                       308

Other Income (Expenses)          (       46)               (       56)
                                  ---------                 ---------

Income Before
   Income Taxes                         230                       252

Provision for
   Income Taxes                          95                        96
                                -----------                ----------

Net Income                      $       135                $      156
                                ===========                ==========

Net Income per Share:

     Basic                      $       .01                $      .01
                                ===========                ==========
     Diluted                    $       .01                $      .01
                                ===========                ==========

Weighted average
  number of shares
  outstanding:

    Basic                        14,148,000                14,121,000
                                ===========               ===========
     Diluted                     14,148,000                14,121,000
                                ===========               ===========


                             See Notes to Financial Statements

                                  PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOW

                                               (UNAUDITED)
                      FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998


                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                       1999                       1998
                                                           ----                       ----
Net Income                                          $       135                 $      156
  Adjustments to reconcile net income to
    net cash from operations:
  Depreciation and amortization                             176                        166
  (Gain) Loss on Disposal of Property & Equipment            --                         (3)
  Non-cash compensation                                       2                          6
Decrease (increase) in:
  Accounts Receivable:
   Trade - Net                                              100                 (      203)
   Due from Affiliate                                 (      76)                (        4)
   Inventory                                                420                 (      247)
Other  Assets                                               136                 (       41)
Increase (decrease) in:
  Accounts Payable - Trade                            (      60)                (      113)
  Other Accrued Liabilities                           (     301)                (       16)
                                                       --------                  ---------
   Net Cash Provided (Used)
          by Operating Activities                           532                 (      299)
                                                       --------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                    (     111)                (       54)
Certificates of Deposit                               (       1)                        --
Proceeds from Sale of Fixed Assets                           --                          3
Investment in Joint Ventures                                 --                         --
                                                       --------                  ---------
   Net Cash Used by Investing Activities              (     112)                (       51)
                                                       --------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Line of Credit                            (     425)                       590
Issuance of long-term debt                                   --                         --
Payment of Capital Lease Obligations                  (      46)                (       43)
Payment of long-term debt                             (      63)                (       50)
                                                       --------                  ---------
    Net Cash Provided (Used) by
    Financing Activities                              (     534)                       497
                                                       --------                  ---------
Increase (Decrease) in Cash                           (     114)                       147
Cash and Cash Equivalents -
   Beginning of Period                                     1,735                     1,267
                                                    ------------                ----------
   End of period                                    $      1,621                $    1,414
                                                    ============                ==========


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

         With regard to its internal Year 2000 program, the Company has adopted a five-phase Year 2000 readiness plan; the five phases are awareness, assessment, renovation, validation, and implementation. In completing the first two phases, awareness and assessment, the Company has identified numerous project initiatives throughout its business units and has completed the third phase, the purchase and installation of new computer equipment and upgrading of software systems, in most areas. The majority of the validation and implementation phases are also complete. A steering team comprised of members from the key functional areas - accounting, finance, legal, manufacturing systems, and information systems - has been established to monitor and oversee the progress of each project. The Company believes that it will complete the Year 2000 readiness plan, including testing and contingency planning, by mid-calendar year 1999.

         The Company has reviewed its internal systems and identified what it believes to be the worst case scenario associated with those systems. The inability to produce goods has been defined as the worst case scenario for the Company's manufacturing units. Based on discussions with suppliers of its manufacturing equipment, it appears that the Company's ability to produce goods will not be affected by the Year 2000 issue. However, to ensure that the Company will be able to continue shipping in the event of a manufacturing system failure, the manufacturing units determined what levels of inventory of finished goods and work-in-process should be maintained to prevent a stock-out; those levels have been achieved. The worst case scenario for the Company's sales and administrative units would be either hardware and/or software failure. The accounting, inventory, and MRP software that the Company uses has been certified Year 2000 compliant by its manufacturer and distributor. The Company has tested and upgraded or replaced its computer hardware, as necessary. The sales and administrative functions of the Company will, in the event of a failure, be accomplished through a manual system very similar to the one used prior to automation. While the Company might experience minor disruptions in operations, it does not believe that its ability to meet customer demands during that period would be inhibited.

         The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, business and other third parties that provide goods, services or data to, or receive goods, services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. A letter addressing specific Year 2000 questions was sent to every vendor the Company has purchased from in the last 12 months; the Company has received responses to a large portion of the mailing. Telephone conversations, requesting written documentation concerning Year 2000 issues, have taken place between the Company and its mission-critical vendors; the information received from those vendors has been very positive. Upon completion of this process, the Company may make adjustments in the stocking levels of raw materials it maintains and negotiate with additional suppliers, if necessary. Notwithstanding the Company's efforts, there can be no assurance that the Company, mission-critical third party vendors, or other significant third parties will adequately address their Year 2000 issues.

          A Year 2000 rollover test of the software developed and distributed by the Company through its wholly-owned subsidiary, PDT Computers, has been completed. The software is Year 2000 compliant. The Company is also advising and working with customers to resolve their Year 2000 problems; however, it believes it has no material exposure to contingencies related to the Year 2000 issue for the software products it has sold. Other products sold by the Company have no Year 2000 issues.

         The total cost of the modifications and upgrades to date has not been material. The estimated probable cost to complete the Year 2000 readiness plan is $0.02 million, and the Company anticipates that it will spend no more than $0.08 million. The Year 2000 readiness plan has been funded through normal operations. Internal costs have not been material and no information technology projects have been deferred or cancelled due to the Year 2000 efforts. Estimates of Year 2000 related costs are based on numerous assumptions; there is no certainty that estimates will be achieved, and actual costs could be materially greater than anticipated.

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


                                            PROFESSIONAL DENTAL
                                            TECHNOLOGIES, INC.
                                            ---------------------------
                                            (Registrant)



            5/17/99                         /s/ Frank H. Newton, III
            -------                         ---------------------------
            Date                                Frank H. Newton, III
                                                Chief Operating Officer



            5/17/99                          /s/ Richard L. Land
            -------                          ----------------------------
            Date                                 Richard L. Land
                                                 Vice President - Finance