Form 10QSB
period 1999-04-30
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1999-06-11
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 1999
                                         --------------
          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT
     For the transition period from _______________ to __________________
          Commission file number:        1-11032
                                    ---------------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Nevada                                       71-0644350
--------------------------------                       ---------------------
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
Yes   X        No
    ----           ----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___. No ___.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of June 1, 1999: 14,100,000
                                     ------------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                       APRIL 30                  OCTOBER 31
                                        1999                        1998
                                     (UNAUDITED)
------------------------------------------------                -----------
ASSETS                                          (In thousands)
Current Assets:
Cash and Cash Equivalents              $   1,548                   $  1,735
Certificates of Deposit                      209                         98
Accounts Receivable:
  Trade - Net of allowance for doubtful    2,523                      2,444
          accounts of $83,000
          And $78,000 respectively
  Affiliates                                 269                        137
Inventory                                  2,550                      3,216
Other Current Assets                         461                        683
                                       ---------                   --------
  Total Current Assets                     7,560                      8,313

Property and Equipment - Net               2,695                      2,731
Other Assets - Net of Accumulated
  Amortization                               131                        135
                                       ---------                   --------
    Total Assets                       $  10,386                   $ 11,179
                                       =========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit                         $     223                   $    865
Accounts Payable - Trade                   1,065                      1,045
Other Accrued Liabilities                  1,114                      1,579
Long-term Debt - Current Portion             461                        461
Capital Lease Obligations -
        Current Portion                      209                        209
                                       ---------                   --------
    Total Current Liabilities              3,072                      4,159

Long-term Debt - Net of Current Portion      714                        835
Capital Lease Obligations -
        Net of Current Portion               266                        366
                                       ---------                   --------

    Total Liabilities                      4,052                      5,360

Stockholders' Equity:
  Common Stock $0.01 par value:
  30,000,000 shares authorized;
  14,100,000 shares issued and
  outstanding                                141                        141
Additional Paid-in Capital                   316                        314
Retained Earnings                          5,877                      5,364
                                       ---------                   --------
  Total Stockholders' Equity               6,334                      5,819
                                       ---------                   --------
    Total Liabilities and
      Stockholders' Equity             $  10,386                   $ 11,179
                                       =========                   ========


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

        FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 1999 AND 1998


                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                 APRIL 30                      APRIL 30
----------------------------------------------         -------------------------
                              1999        1998              1999       1998
----------------------------------        ----              ----       ----
Sales                    $   7,383    $  7,065         $  13,879   $ 13,517

Cost of Goods Sold           3,063       2,953             5,848      5,613
                          --------    --------         ---------   --------

Gross Profit                 4,320       4,112             8,031      7,904

Operating Expenses           3,659       3,648             7,094      7,132
                          --------    --------         ---------   --------

Income
  from Operations              661         464               937        772

Other Income (Expenses)  (      38)        472         (      84)       416
                          --------    --------         ---------   --------

Net Income
  before Taxes                 623         936               853      1,188

Provision for
  Income Taxes           (     245)   (    360)        (     340)  (    456)
                          --------    --------         ---------   --------

Net Income               $     378    $    576         $     513   $    732
                         =========    =========        =========   ========

Net Income per Share:
    Basic                $     .03    $    .04         $     .04   $    .05
                         =========    ========         =========   ========

    Diluted              $     .03    $    .04         $     .04   $    .05
                         =========    ========         =========   ========

Weighted average
  shares outstanding:
    Basic                14,148,000   14,121,000       14,148,000  14,121,000
                         ==========   ==========       ==========  ==========

   Diluted               14,148,000   14,121,000       14,148,000  14,121,000
                         ==========   ==========       ==========  ==========




                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW

                                   (UNAUDITED)

             FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1999 AND 1998

                                                  1999                1998
------------------------------------------------------                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                    $    513            $    732
  Adjustments to reconcile net income
    to net cash from operations:
  Depreciation and Amortization                    346                 339
  Deferred Compensation Expense                      2                  12
Decrease (increase) in:
  Accounts Receivable                             (211)               (376)
   Inventory                                       666                (185)
Other Current Assets                               222                 (62)
Other Assets                                                          (601)
Increase (decrease) in:
  Accounts Payable - Trade                          19                  (8)
  Other Accrued Liabilities                       (465)                489
                                              ---------           ---------
  Net Cash Provided by Operations                1,092                 340
                                              ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                (307)               (325)
Proceeds from Sale of Fixed Assets                   1                  11
Certificates of Deposit                           (111)                ---
Investment in Joint Ventures                       ---                 ---
                                              ---------           ---------
  Net Cash (used) for Investing
  Activities                                      (417)               (314)
                                              ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Line of Credit             (642)                452
Issuance of Long-term Debt                         ---                  20
Payment of Capital Lease Obligations              (120)                (95)
Payment of Long-term Debt                         (100)               (102)
                                              ---------           ---------
  Net Cash (used) for Financing
  Activities                                      (862)                275
                                              ---------           ---------

Increase (decrease) in Cash                       (187)                301
Cash and Cash Equivalents -
  Beginning of Period                            1,735               1,267
                                              ---------           ---------
  End of period                              $   1,548            $  1,568
                                             ==========           =========



                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1999 AND 1998

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

     LONG-LIVED ASSETS - The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF in the year ended October 31, 1997. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements for the period ended April 30, 1999.

     INVESTMENTS IN AND ADVANCES TO AFFILIATES - The Company uses the equity method to account for investments in affiliates, primarily joint ventures, in which the Company has a 20% to 50% interest.

     NET INCOME PER SHARE - The Company has adopted SFAS No. 128, Earnings per Share, during the year ended October 31, 1997; accordingly, both Basic and Diluted EPS were presented for the quarters ended April 30, 1999 and 1998. Basic and diluted weighted average number of shares outstanding for the quarters ended April 30, 1999 and 1998 were 14,148,000 and 14,121,000 shares, respectively. Common stock equivalents have less than a 3% dilutive effect.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1999 AND 1998
     -------------------------------------------------------

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

         RESULTS OF OPERATIONS. For the six month period ended April 30, 1999, net sales were $13.9 million, an increase of approximately 2.8% compared to $13.5 million for the same period in 1998. This result is attributable to increases in sales of two of the Company's three major product lines, ultrasonic scaler and accessories, and dental pharmaceutical products. Sales of the Rota-dent and accessories were unchanged.

         The Company's sales revenue during the six months ended April 30, 1999 and 1998 has been substantially attributable to sales of the Rota-dent and accessories. During the first six months of 1999, revenue from such sales, excluding foreign sales, amounted to $8.3 million, the same as in the 1998 six-month period. Revenue received during the first half of 1999 from the sale of pharmaceutical and scaler products totaled $4.1 million, compared to $3.8 million in the 1998 period. International sales were $1.0 million in 1999, the same as in the 1998 period. The balance of the Company's revenue in both years resulted from sales of computer software and from sale of printed literature.

         Cost of goods sold for the six months ended April 30, 1999 was $5.8 million or 42.1% of sales, compared to $5.6 million or 41.5% of sales for the period ended April 30, 1998. The higher cost of goods sold percentage in 1999 is due to the additional cost of providing four necks with each Rota-dent unit, a change that was made in the second half of fiscal year 1998. Cost reductions sufficient to offset this increase are expected to be in place prior to the end of fiscal 1999, although cost of goods sold for the full year 1999 is expected to be higher than in 1998.

         Operating expenses were $7.0 million during the first six months of 1999 compared to $7.1 million during the first half of 1998. General and administrative expenses decreased in 1999 resulting from higher legal costs relating to the settlement of litigation and higher medical expenses, which were experienced in the first six months of 1998.

         Other income and expense, which primarily consists of the profit or loss from non-consolidated affiliates, interest income/expense and non-recurring income/expense relating to the settlement of lawsuits netted to expense of $84,000 for the first six months of 1999, compared with an income of $416,000 for the same period in 1998. Interest expense was lower and losses in non-consolidated affiliates were lower in 1999 than in the 1998 period. The 1998 figure includes non-recurring income received in the second quarter of that year, relating to the settlement of lawsuits.

         As a result of the changes noted above, net income for the six month period ended April 30, 1999 was $513,000 compared to $732,000 for the same period in 1998. If the non-recurring amount relating to the settlement of the lawsuits was to be disregarded, net income would have been $311,000 in the 1998 period compared to $513,000 in the 1999 period.

     FOR THE THREE MONTH PERIODS ENDED APRIL 30, 1999 AND 1998
     ---------------------------------------------------------

         RESULTS OF OPERATIONS. For the three month period ended April 30, 1999, net sales increased 2.8% to $7.4 million, compared to $7.2 million in the 1998 period. This result is largely attributable to increases in sales of two of the Company's three major product lines, ultrasonic scaler and accessories, and dental pharmaceutical products. Sales of the Rota-dent and accessories were unchanged.

         The Company's sales revenue during the three months ended April 30, 1999 and 1998 were principally attributable to the Rota-dent. Domestic sales of the Rota-dent and accessories were $4.4 million in both the 1999 and 1998 second quarters. Sales of the scaler and pharmaceutical products generated revenues of $2.1 million in the second quarter of 1999, compared to $1.9 million in the 1998 period. Sales of all other categories (computers, literature and international sales) accounted for the balance of revenue in each quarter.

         Cost of goods sold for the three months ended April 30, 1999 was $3.1 million, or 41.5% of sales, essentially flat compared to $3.0 million or 41.8% of sales in 1998.

         Operating expense was $3.7 million in the second quarter of 1999, essentially flat compared to $3.6 million in the 1998 period.

         Other income and expense, consisting primarily of the profit or loss from non-consolidated affiliates, interest income/expense and non-recurring income/expense relating to the settlement of lawsuits, netted to expense of $38,000 for the second quarter of 1999, compared with an income of $472,000 for the same period in 1998. Interest expenses in 1999 were lower than in the 1998 period, losses in the non-consolidated affiliates were lower, and there was no lawsuit settlement in the 1999 period, which accounted for the profit in 1998.

         As a result of the changes noted above, net income for the quarter ended April 30, 1999 was $378,000 compared to $576,000 for the same period in 1998. If the non-recurring amount relating to the settlement of lawsuits was to be disregarded, net income would have been $155,000 in 1998 compared to $378,000 in 1999.

         CAPITAL RESOURCES AND LIQUIDITY. On April 30, 1999 the Company's total assets were $10.4 million, compared to $11.1 million at October 31, 1998. The decrease in assets results primarily from an inventory-reduction program the Company began in October 1998. Total liabilities were $4.1 million, a decrease of $1.3 million compared to year end liabilities of $5.4 million. This results primarily from decreases in the draw on the line of credit and decreased accrued liabilities. Stockholders' Equity increased by $0.5 million, to $6.3 million, as a result of earnings since October 31, 1998.

         For the six month period ended April 30, 1999, net cash provided from operations was $1.1 million compared to $0.3 million for the same period in 1998.

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

ITEM 2.  CHANGES IN SECURITIES
         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on March 23, 1999. The only matter submitted to a vote was the re-election of Directors. All Directors stood for re-election. Over 75% of outstanding shares were voted, and all Directors were re-elected by at least 99% of the shares voted.

ITEM 5.  OTHER INFORMATION
         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K was filed by the Company on April 19, 1999, reporting the issuance of a press release on that same date that announced the Company's intent to go private and the filing of a Transaction Statement on Form 13E-3.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PROFESSIONAL DENTAL
                                          TECHNOLOGIES, INC.
                                      -----------------------------------
                                            (Registrant)



           6/9/99                       /s/  Frank H. Newton, III
-----------------------------         -----------------------------------
           Date                              Frank H. Newton, III
                                             Chief Operating Officer



           6/9/99                       /s/  Richard L. Land
-----------------------------         -----------------------------------
           Date                              Richard L. Land
                                             Vice President & Controller