Form 10QSB
period 1999-07-31
PROFESSIONAL DENTAL TECHNOLOGIES INC
filed 1999-09-07
CIK 873753

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JULY 31, 1999
                                                 -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                        For the transition period from ________ to _________
                         Commission file number: 1-11032
                                                 -------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

            NEVADA                                             71-0644350
-------------------------------                           ----------------------
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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No___.
     ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No___.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of August 30, 1999: 14,100,000
                                          ----------

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                      JULY 31         OCTOBER 31
                                                        1999                1998
                                                    (UNAUDITED)
                                                    -----------        ---------
ASSETS                                                      (In thousands)
Current Assets:
Cash and Cash Equivalents                            $    1,722       $    1,735
Certificates of Deposit                                     111               98
Accounts Receivable:
   Trade - Net of allowance for                           2,367            2,444
           doubtful accounts of $95,000
           and $78,000 respectively
   Affiliates                                               298              137
Inventory                                                 2,395            3,216
Other Current Assets                                        430              683
                                                     ----------       ----------
   Total Current Assets                                   7,323            8,313

Property and Equipment - Net                              2,697            2,731
Other Assets - Net of Accumulated
   Amortization                                             131              135
                                                     ----------       ----------
    Total Assets                                     $   10,151       $   11,179
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit                                       $      108       $      865
Accounts Payable - Trade                                    802            1,045
Other Accrued Liabilities                                 1,044            1,579
Long-term Debt - Current Portion                            461              461
Capital Lease Obligations - Current Portion                 209              209
                                                     ----------       ----------
    Total Current Liabilities                             2,624            4,159

Long-term Debt - Net of Current Portion                     748              835
Capital Lease Obligations - Net of Current Portion          215              366
                                                     ----------       ----------

    Total Liabilities                                     3,587            5,360

Stockholders' Equity:
  Common Stock $0.01 par value:  30,000,000 shares
  authorized; 14,100,000 shares issued and outstanding      141              141
Additional Paid-in Capital                                  316              314
Retained Earnings                                         6,107            5,364
                                                     ----------       ----------
Total Stockholders' Equity                                6,564            5,819
    Total Liabilities and Stockholders'              ----------       ----------
    Equity                                           $   10,151       $   11,179
                                                     ==========       ==========


                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

        FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 1999 AND 1998


                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                JULY 31                         JULY 31
                     -----------------------------    -------------------------

                            1999            1998           1999           1998
                            ----            ----           ----           ----
Sales                   $  6,958       $   6,561      $  20,837      $  20,078

Cost of Goods Sold         2,833           2,733          8,681          8,346
                        --------       ---------      ---------      ---------

Gross Profit               4,125           3,828         12,156         11,732

Operating Expenses         3,701           3,518         10,795         10,650
Income                  --------       ---------      ---------      ---------
   from Operations           424             310          1,361          1,082

Other Income (Expenses)  (    42)      (      67)     (     126)           349
                        --------       ---------      ---------      ---------

Net Income
   before Taxes              382             243          1,235          1,431

Provision for
   Income Taxes          (   152)      (      91)     (     492)     (     547)
                        --------       ---------      ---------      ---------

Net Income              $    230       $     152      $     743      $     884
                        ========       =========      =========      =========

Net Income per Share:
       Basic            $    .02       $     .01      $     .05      $     .06
                        ========       =========      =========      =========

       Diluted          $    .02       $     .01      $     .05      $     .06
                        ========       =========      =========      =========

Weighted average
  shares outstanding:
       Basic          14,148,000      14,121,000     14,148,000     14,121,000
                      ==========      ==========     ==========     ==========

       Diluted        14,148,000      14,121,000     14,148,000     14,121,000
                      ==========      ==========     ==========     ==========




                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW

                                   (UNAUDITED)

             FOR THE NINE MONTH PERIODS ENDED JULY 31, 1999 AND 1998

                                                     1999                 1998
                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $           743      $           884
  Adjustments to reconcile net income
  to net cash from operations:
  Depreciation and Amortization                        522                  520
  Gain/(loss) on disposal of property                   (5)                 (10)
  & equipment
  Deferred Compensation Expense                          2                   19
Decrease (increase) in:
  Accounts Receivable                                  (85)                (441)
   Inventory                                           822                 (201)
    Other Assets                                       254                 (695)
Increase (decrease) in:
  Accounts Payable - Trade                            (243)                  86
  Other Accrued Liabilities                           (536)                 518
                                            --------------      ---------------
   Net Cash Provided by Operations                   1,474                  680
                                            --------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                    (490)                (457)
Proceeds from Sale of Fixed Assets                      11                   20
Certificates of Deposit                                (13)                 ---
Investment in Joint Ventures                           ---                  ---
   Net Cash (used) for Investing            --------------      ---------------
   Activities                                         (492)                (437)
                                            --------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Line of Credit                 (758)                 532
Issuance of Long-term Debt                              84                   20
Payment of Capital Lease Obligations                  (170)                (141)
Payment of Long-term Debt                             (151)                (156)
   Net Cash (used) for Financing            --------------      ---------------
   Activities                                         (995)                 255
                                            --------------      ---------------

Increase (decrease) in Cash                            (13)                 498
Cash and Cash Equivalents -
   Beginning of Period                               1,735                1,267
                                           ---------------      ---------------
   End of period                           $         1,722      $         1,765
                                           ===============      ===============




                        See Notes to Financial Statements

                     PROFESSIONAL DENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE NINE MONTH PERIODS ENDED JULY 31, 1999 AND 1998

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

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Professional Dental Technologies, Inc. and its wholly-owned subsidiaries: PDT Byte, Inc., Pro-Dentec FSC, Inc., Professional Dental Hygienists, Inc., PDT Image, Inc., Professional Dental Manufacturing, Inc., Professional Dental Marketing, Inc., Professional Dental Printing, Inc.,
    Professional  Dental  Probes,   Inc.,  (inactive  at  July  31,  1999),  and
    Professional Dental Technologies Therapeutics, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    LONG-LIVED ASSETS - The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF in the year ended October 31, 1997. The Company reviews long-lived assets and certain identifiable intangibles to be held and used, for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements for the period ended July 31, 1999.

    INVESTMENTS IN AND ADVANCES TO AFFILIATES - The Company uses the equity method to account for investments in affiliates, primarily joint ventures, in which the Company has a 20% to 50% interest.

    NET INCOME PER SHARE - The Company adopted SFAS No. 128, Earnings per Share, during the year ended October 31, 1997; accordingly, both Basic and Diluted EPS were presented for the quarters ended July 31, 1999 and 1998. Basic and diluted weighted average number of shares outstanding for the quarters ended July 31, 1999 and 1998 were 14,148,000 and 14,121,000 shares, respectively.
    Common stock equivalents have less than a 3% dilutive effect.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           FOR THE NINE MONTH PERIODS ENDED JULY 31, 1999 AND 1998
           -------------------------------------------------------

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

         RESULTS OF OPERATIONS. For the nine month period ended July 31, 1999, net sales were $20.8 million, an increase of approximately 3.8% compared to $20.1 million for the same period in 1998. This result is attributable to increases in sales of each of the Company's three major product lines, Rota-dent and accessories, ultrasonic scaler and accessories, and dental pharmaceutical products.

         The Company's sales revenue during the nine months ended July 31, 1999 and 1998 has been substantially attributable to sales of the Rota-dent and accessories. During the first nine months of 1999, revenue from such sales, excluding foreign sales, amounted to $12.5 million compared to $12.2 million for the same period in 1998. Revenue received during the first nine months of 1999 from the sale of pharmaceutical and scaler products totaled $6.1 million, compared to $5.5 million in the 1998 period. International sales were $1.4 million in 1999, the same as in the 1998 period. The balance of the Company's revenue in both years resulted from sales of computer software and printed literature.

         Cost of goods sold for the nine months ended July 31, 1999 was $8.7 million or 41.8% of sales, compared to $8.3 million or 41.2% of sales for the period ended July 31, 1998. The higher cost of goods sold percentage in 1999 is due to the additional cost of providing four necks with each Rota-dent unit, a change that was made in the second half of fiscal year 1998. Cost reductions sufficient to offset this increase are expected to be in place prior to the end of fiscal 1999, although cost of goods sold for the full year are expected to be slightly higher than in 1998 as a percentage of sales.

         Operating expenses were $10.8 million during the first nine months of 1999 compared to $10.7 million during the 1998 period.

         Other income and expense, which primarily consists of the profit or loss from non-consolidated affiliates, interest income/expense and non-recurring income/expense netted to expense of $126,000 for the first nine months of 1999, compared with an income of $349,000 for the same period in 1998. Interest expense was higher and losses in non-consolidated affiliates were lower in 1999 than in the 1998 period. The 1998 figure includes non-recurring income received in the second quarter of that year, relating to the settlement of lawsuits.

         As a result of the changes noted above, net income for the nine month period ended July 31, 1999 was $743,000 compared to $884,000 for the same period in 1998. If the non-recurring amount relating to the settlement of lawsuits, recorded in the second quarter, was to be disregarded, net income would have been $463,000 in the 1998 period compared to $743,000 in the 1999 period.

             FOR THE THREE MONTH PERIOD ENDED JULY 31, 1999 AND 1998
             -------------------------------------------------------

         RESULTS OF OPERATIONS. For the three month period ended July 31, 1999, net sales increased approximately 4.5% to $7.0 million, compared to $6.6 million in the 1998 period. This result is attributable to increases in sales of each of the Company's three major product lines, Rota-dent and accessories, ultrasonic scaler and accessories, and dental pharmaceutical products.

         The Company's sales revenue during the three months ended July 31, 1999 and 1998 were principally attributable to the Rota-dent. Domestic sales of the Rota-dent and accessories were $4.2 million in the 1999 third quarter, compared to $4.0 million in the 1998 period. Sales of the scaler and pharmaceutical products generated revenues of $2.0 million in the third quarter of 1999, compared to $1.8 million in the 1998 period. International sales were $0.4 million in the third quarter of 1999, compared to $0.5 million in the 1998 period. Revenues from the sale of printed literature accounted for the balance of the Company's revenue.

         Cost of goods sold for the three month period ended July 31, 1999 was $2.8 million, or 40.0% of sales, compared with $2.7 million or 40.9% of sales for the same period in 1998.

         Operating expense was $3.7 million in the third quarter of 1999 compared to $3.5 million in the 1998 period.

         Other income and expense, consisting primarily of the profit or loss from non-consolidated affiliates and interest income/expense, netted to expense of $42,000 for the third quarter of 1998, compared with an expense of $67,000 for the same period in 1998. Interest expenses and losses in the non-consolidated affiliates were lower in the 1999 period than in 1998.

         As a result of the changes noted above, net income for the quarter ended July 31, 1999 was $230,000, compared to $152,000 for the same period in 1998.

         CAPITAL RESOURCES AND LIQUIDITY. On July 31, 1999 the Company's total assets were $10.1 million, compared to $11.2 million at October 31, 1998. The decrease in assets results primarily from an inventory-reduction program the Company began in October 1998. Total liabilities were $3.6 million at July 31, 1999 compared to year end liabilities of $5.4 million. This results primarily from a decrease in the draw on the line of credit and lower accrued liabilities. Stockholders' Equity increased by $0.7 million, to $6.5 million, as a result of earnings since October 31, 1998.

         For the nine month period ended July 31, 1999, net cash provided from operations was $1.5 million compared to $0.7 million for the same period in 1998.

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

         The Company has scheduled a meeting for September 21, 1999 to vote on a proposed amendment to the Company's Certificate of Incorporation that will reduce the number of shares of common stock of the Company to 3,000 shares and increase the par value of each share from $.01 to $100 by effecting a reverse stock split in the ratio of 10,000 shares of pre-split common stock to 1 share of post-split common stock. As a result of the proposed transaction, the Company anticipates that the number of record shareholders will be reduced from 947 to less than 50, thereby terminating the Company's obligation to file periodic reports with the Securities and Exchange Commission. In the event that the proposed transaction is approved, the Company's stock will also be de-listed from the American Stock Exchange. For additional information, see the Company's Proxy Statement, dated July 30, 1999.

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

         With regard to its internal Year 2000 program, the Company has adopted a five-phase conversion plan; the five phases are awareness, assessment, renovation, validation, and implementation. In completing the first two phases, awareness and assessment, the Company has identified numerous project initiatives throughout its business units and has completed the third phase, the purchase and installation of new computer equipment and upgrading of software systems, in most areas. The majority of the validation and implementation phases are also complete. A steering team comprised of members from the key functional areas - accounting, finance, legal, manufacturing systems, and information systems - has been established to monitor and oversee the progress of each project. The Company believes that it will complete the conversion process, including testing and contingency planning, by fiscal year end.

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

         The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, business and other third parties that provide goods, services or data to, or receive goods, services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. A letter addressing specific Y2K questions was sent to every vendor the Company has purchased from in the last 12 months; the Company has received responses to a large portion of the mailing. Telephone conversations, requesting written documentation concerning Y2K issues, have taken place between the Company and its mission-critical vendors; the information received from those vendors has been very positive. Upon completion of this process, the

      Company may make adjustments in the stocking levels of raw materials it maintains and negotiate with additional suppliers, if necessary. Notwithstanding the Company's efforts, there can be no assurance that the Company, mission-critical third party vendors, or other significant third parties will adequately address their Year 2000 issues.

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

         The total cost of the modifications and upgrades to date has not been material. The estimated probable cost to complete the conversion is $10,000, and the Company anticipates that it will spend no more than $0.08 million. The Year 2000 conversion has been funded through normal operations, and no projects have been deferred or cancelled due to the Year 2000 efforts. Estimates of Year 2000 related costs are based on numerous assumptions; there is no certainty that estimates will be achieved, and actual costs could be materially greater than anticipated.

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

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A Form 8-K was filed by the Company on July 23, 1999, reporting the issuance of a press release on that same date that announced that a Special Meeting of the Shareholders was set for September 21, 1999, for holders of record of August 2, 1999, to vote on the proposed transaction that would result in taking the Company private.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PROFESSIONAL DENTAL
                                             TECHNOLOGIES, INC.
                                             -----------------------------
                                                (Registrant)



          8/30/99                            /s/  William T. Evans
     ----------------                        -----------------------------
            Date                                  William T. Evans
                                                  President & CEO



          8/30/99                            /s/  Richard L. Land
     ----------------                        -----------------------------
            Date                                  Richard L. Land
                                                  Vice President, Controller